Form 10QSB
period 1996-06-30
LEXINGTON B & L FINANCIAL CORP
filed 1996-08-14
CIK 1008598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     June 30, 1995

                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number             0-28120

                      Lexington B & L Financial Corp.

  Missouri                                                43-1739555
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)

  P.O. Box 190, Lexington, MO                              64067
(Address of principal executive offices)                 (Zip Code)

      816-257-2447
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

       Yes   [ X ]*     No    [   ]

*The registrant became subject to the filing requirements of the Act on April 11, 1996 upon consummation of the conversion of The Lexington Building & Loan Association, F.A. (currently known as B & L Bank) from the mutual to stock form of ownership.


As of August 9, 1996, there were 1,265,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

       Yes   [ X ]      No    [   ]

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                                FORM 10-QBS
                               JUNE 30, 1996

INDEX                                                                  PAGE
- - -----                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                          1

  CONSOLIDATED STATEMENTS OF INCOME                                       2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                       7-11


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               12

ITEM 2 - CHANGES IN SECURITIES                                           12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS               12

ITEM 5 - OTHER INFORMATION                                               12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES

                  LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                     June 30,   September 30,
                                                      1996         1995
                                                         (Unaudited)
                                                     -------      -------
ASSETS
Cash and cash equivalents, including interest-
bearing accounts of $9,727 at June 30, 1996 and
$2,908 at September 30, 1995                         $10,434      $ 3,583
Certificates of deposit                                2,525           25
Investment securities available-for-sale               2,898          893
Investment securities held-to-maturity
(estimated market value of $1,054 at June 30,
 1996 and $841 at September 30, 1995)                    875          718
Mortgage-backed securities available-for-sale          2,177        2,535
Stock in Federal Home Loan Bank of Des Moines            464          455
Loans receivable, net (reserves for loan losses
 of $201 at June 30, 1996 and September 30, 1995)     40,809       41,111
Accrued interest receivable                              224          152
Premises and equipment, net                              387          408
Foreclosed real estate                                   ---           28
Other assets                                             501           73
                                                     -------      -------
TOTAL ASSETS                                         $61,294      $49,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                    $42,190      $42,401
Advances from borrowers for taxes and insurance          130          174
Other liabilities                                        236          211
TOTAL LIABILITIES                                     42,556       42,786

Commitments and contingencies

Common stock, $.01 par value per share; 8,000
shares authorized, 1,265 issued and outstanding           13          ---
Paid-in capital                                       12,109          ---
Retained earnings-substantially restricted             7,611        7,189
Unrealized gain on securities available-for-sale,
 net of taxes                                            ---            6
Unearned compensation                                   (995)         ---
TOTAL STOCKHOLDERS' EQUITY                            18,738        7,195
                                                     -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $61,294      $49,981


See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                         (Unaudited)           (Unaudited)
                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                        1996      1995        1996      1995
                                      --------  --------    --------  --------
Interest Income:
Interest on mortgage loans            $   795   $   755     $ 2,394   $ 2,166
Interest on other loans                    60        40         123       104
Interest and dividend income on
 investment securities and interest-
 bearing deposits                         161        90         379       214
Mortgage-backed securities                 36        45         113       140
                                      --------  --------    --------  --------
TOTAL INTEREST INCOME                   1,052       930       3,009     2,624

Interest Expense:
Customer deposits                         602       548       1,755     1,428
                                      --------  --------    --------  --------
NET INTEREST INCOME                       450       382       1,254     1,196

Provision for losses on loans               2        18          12        33
NET INTEREST INCOME AFTER PROVISION  --------  --------    --------  --------
 FOR LOAN LOSSES                          448       364       1,242     1,163

Noninterest Income:
Service charges and other fees              7         5          18        34
Commissions, net                            8         8          20        16
Income from foreclosed assets               1         1           9         2
Loss on sale of investments               ---       ---         ---       (47)
Other                                      22         1          25         4
                                      --------  --------    --------  --------
TOTAL NONINTEREST INCOME                   38        15          72         9

Noninterest Expense:
Employee salaries and benefits            150        79         404       267
Occupancy cost                             15        13          45        39
Federal insurance premium                  24        23          73        69
Data processing                            15        12          46        37
Advertising                                 2         2           8         7
Expense on foreclosed real estate         ---       ---         ---         8
Other                                      28        40          94       109
                                      --------  --------    --------  --------
TOTAL NONINTEREST EXPENSE                 234       169         670       536
                                      --------  --------    --------  --------
INCOME BEFORE INCOME TAXES                252       210         644       636

Income Taxes                               94        76         222       222
                                      --------  --------    --------  --------
NET INCOME                             $  158     $ 134      $  422    $  414


Earnings per share                     $  .14        *       $  .36        *


*Operating as The Lexington Building & Loan Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         (Unaudited)
                                                       Nine Months Ended
                                                          June 30,
                                                      1996         1995
                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   422      $   414
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                        22           18
    Amortization of premiums and discounts              (43)         (40)
    (Gain) loss on sales of foreclosed real estate       (9)          (1)
    Loss on sales of securities available-for-sale      ---           47
    Provisions for losses on loans receivable            12           33
    Stock and patronage dividends                        16          ---
Changes to assets and liabilities increasing/(decreasing)
 cash flows:
    Accrued interest receivable                         (71)         (29)
    Other assets                                       (454)          15
    Other liabilities                                    27          (72)
                                                    --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (78)         385

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal payments of mortgage-backed
   securities available-for-sale                        339          407
  Proceeds from sales of securities available-for-sale  ---          430
  Proceeds from maturities of certificates of deposit   ---          769
  Loans originated, acquired and principal payments
   on loans receivable, net                             306         (957)
  Proceeds from sales of foreclosed real estate          37           70
  Purchase of certificates of deposit                (2,500)         ---
  Purchase of securities held-to-maturity              (105)         ---
  Purchase of securities available-for-sale          (2,001)         ---
  Purchase of premises and equipment                    ---          (21)
                                                    --------     --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (3,924)         698

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  (212)       1,324
  Net decrease in advances from borrowers for
   property taxes and insurance                         (44)         (27)
Proceeds from sale of common stock                   11,109          ---
                                                    --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            10,853        1,297
                                                    --------     --------
NET INCREASE IN CASH                                  6,851        2,380
Cash, beginning of period                             3,583        1,295
                                                    --------     --------
CASH, END OF PERIOD                                 $10,434      $ 3,675

See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A--Basis of Presentation

The consolidated interim financial statements as of June 30, 1996 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1996 interim financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year. The September 30, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B--Formation of Holding Company and Conversion to Stock Form

On June 5, 1996, Lexington B & L Financial Corp. ("Registrant" or "Company") became the holding company for The Lexington Building & Loan Association, F.A. & Subsidiary upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock
savings bank.   In connection with the conversion, The Lexington Building &
Loan Association, F.A. changed its name to B & L Bank. The conversion was accomplished through the sale and issuance by the Registrant of 1,265,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred to date of $528,565 were $12,121,435, inclusive of $1,012,000 related to shares held by B & L Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C--Earnings Per Share

Earnings per share data is not relevant for any period prior to June 30, 1996 since the Registrant had no stockholders prior to the initial stock offering completed June 5, 1996. Earnings per share is presented for June 30, 1996 based on the average shares issued and outstanding during the period.

NOTE D--Employee Stock Ownership Plan

In connection with the conversion to stock form as described in Note B, B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 101,200 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by B & L Bank, dividends received by the ESOP and any other earnings on ESOP assets. B & L Bank presently expects to contribute approximately $149,600, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total
compensation of all active participants.   Benefits generally become 25%
vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to B & L Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE D--Employee Stock Ownership Plan (Continued)

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance
sheets.   Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and
accrued interest.   ESOP compensation expense was  $16,216  for the three
months and nine months ended June 30, 1996.

A summary of ESOP shares at June 30, 1996 is as follows:

Shares committed for release          $   1,653

Unreleased shares                        99,547
                                        -------
TOTAL                                 $ 101,200

Fair value of unreleased shares       $ 995,470

NOTE E--Accounting Changes

Effective June 5, 1996, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992 but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expenses recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of B & L Bank's ESOP shares differ from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

B & L Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. B & L Bank considers all one-to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

These statements apply to all loans that are restructured involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement as well as the borrower's repayment history.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE E--Accounting Changes (Continued)

Management applies its normal loan review procedures in determining when a loan is impaired. B & L Bank applies SFAS No. 114 on a loan by loan basis. All nonaccrual loans are considered impaired. Impaired loans are measured based on present value of expected cash flows, the loan's observable market price or the fair value of the underlying collateral. If the value computed is less than the recorded value, a valuation allowance is recorded for the difference as a component of the provision for loan loss expense. Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June, 1995, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounting for as a secured borrowing with pledge of collateral.

SFAS 125 extends the "available for sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS 125 also amends SFAS 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

SFAS 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls", (vi) loan syndications and participations, (vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivable with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and its to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS 125 approach to certain nonsecurity financial assets and the amendment of SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Association does not expect the adoption of SFAS 125 will have a material effect on B & L Bank's financial position or results of operations.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The discussion and analysis included herein covers certain changes in results of operations during the three and nine month periods ended June 30, 1996 and 1995 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1995.

The following should be read in conjunction with the Company's Prospectus dated April 11, 1996, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Proposed Federal Legislation

The U.S. Congress has passed legislation, which the President is expected to sign, that would repeal the reserve method of accounting for thrift bad debt reserves (including the percentage-of-taxable-income) for tax years beginning after December 31, 1995. This would require B & L Bank to account for bad debts using the specific charge-off method of the experience method. Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1996, B & L Bank's post-1987 excess reserves amounted to $122,000 which have been provided for in the income tax provision since 1987. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement". This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997.

The deposits of B & L Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of
 .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions). On November 14, 1995, the FDIC again revised the premium schedule for BIF-insured institutions to eliminate premiums for all well capitalized institutions (except for the statutory minimum annual assessment of $2,000) and to provide a range of .03% to .27% of deposits for all other institutions. It is anticipated that SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of SAIF and BIF. As a result of this disparity, a recapitalization plan has been proposed, which provides for a one-time assessment of approximately .80% to be imposed on all deposits assessed at SAIF rates in order to recapitalize SAIF and eliminate the disparity. Based on B & L Bank's assessable deposits of $42.7 million at March 31, 1995 (the measurement date established by the proposed legislation), a one-time assessment of .80% would equal approximately $342,000 before the effect of income taxes. Certain aspects of the legislation remain to be resolved and thereof no assurance can be given as to whether or in what form the legislation will be enacted or its effect on B & L Bank.

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995

     Financial Condition. Cash and cash equivalents increased $5.8 million during the quarter ended June 30, 1996 resulting primarily from funds received from stock conversion proceeds. Conversion proceeds funded the majority of the increases in certificates of deposit, available-for-sale investments and investments held to maturity. Nonperforming assets were $602,000 or .98% of total assets at June 30, 1996, compared to $714,000 or 1.4% of total assets at March 31, 1996.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995 (Continued)

     Net Income. Net income was $158,000 for the quarter ended June 30, 1996, compared to $134,000 for the quarter ended June 30, 1995. Net interest income after provision for loan losses increased $84,000 noninterest income increased $23,000 and noninterest expense increased $65,000. Income tax expense increased $18,000 due to the decrease in income before income tax.

     Net Interest Income. Net interest income of $450,000 for the quarter ended June 30, 1996 increased by $68,000 or 18% from $382,000 for the quarter ended June 30, 1995. Interest income increased $122,000 while interest expense increased $54,000.

     Interest Income.   Interest income increased by $122,000 or 13% from
$930,000 for the quarter ended June 30, 1995 to $1,052,000 for the quarter ended June 30, 1996. Interest income from loans receivable increased $40,000 from $755,000 for the quarter ended June 30, 1995 to $795,000 for the quarter ended June 30, 1996. The increase was due to upward adjustable rate mortgages adjustments. Interest income on other loans increased by $20,000 from $40,000 for the quarter ended June 30, 1995 to $60,000 for the quarter ended June 30,
996. The increase was due to an increase in loans and rates on loans. Interest and dividend income on investment securities and interest bearing deposits increased $71,000 from $90,000 for the quarter ended June 30, 1995 to $161,000 for the quarter ended June 30, 1996. This increase was primarily due to proceeds from the stock conversion being invested in daily interest-bearing deposits and then a portion of the proceeds invested in investment securities. Interest income from mortgage-backed securities decreased $9,000 from $45,000 for the quarter ended June 30, 1995 to $36,000 for the quarter ended June 30, 1996. The decrease resulted from the monthly proceeds from principal payments on mortgage-backed securities creating a decrease in the average balances in the investment.

     Noninterest Expense.   Noninterest expense increased $65,000 or 38% from
$169,000 for the quarter ended June 30, 1995 to $234,000 for the quarter ended June 30, 1996. This increase was primarily due to a $71,000 increase in employee salaries and benefits which was due to the hiring of additional employees, implementation of a salary continuation plan and implementation of the ESOP in the current quarter as well as annual salary increases effective January 1, 1996.

Comparison of the nine months ended June 30, 1996 to the nine months ended June 30, 1995

     Financial Condition. Total assets for June 30, 1996 increased by $11.3 million as compared to September 30, 1995. Cash and cash equivalents increased $6.9 million, certificates of deposit increased $2.5 million, investment securities available-for-sale increased $2.0 million as a result of stock conversion proceeds.

     Nonperforming assets of $574,000 or 1.15% of total assets at September 30, 1995 increased to $602,000 or .98 % of total assets at June 30, 1996.

     Net Income. Net income for the nine months ended June 30, 1996 increased $18,000 from $414,000 for the nine months ended June 30, 1995 to $422,000 for the nine months ended June 30, 1996. Net interest income after provision for loan losses increased $79,000 from $1,196,000 for the nine months ended June 30, 1995 to $1,242,000 for the nine months ended June 30, 1996. Noninterest income increased $63,000, noninterest expense increased $134,000 and income taxes did not change.

     Net Interest Income. Net interest income of $1,254,000 for the nine months ended June 30, 1996 increased by $58,000 from the net interest income of $1,196,000 for the nine months ended June 30, 1995. Total interest income and interest expense increased $385,000 and $327,000, respectively, for the nine months ended June 30, 1996.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Comparison of the nine months ended June 30, 1996 to the nine months ended June 30, 1995 (Continued)

     Interest Income. Total interest income increased $385,000 from $2,624,000 for the nine months ended June 30, 1995 to $3,009,000 for the nine months ended June 30, 1996. The increase was due primarily from increases in interest income on mortgage loans, consumer loans and investments securities and interest bearing deposits. Interest income on mortgage-backed securities decreased. The interest income from mortgage loans increased by $228,000 from $2,166,000 for the nine months ended June 30, 1995 to $2,394,000 for the nine months ended June 30, 1996. This increase was primarily due to adjustable rate mortgages adjusting upwards. The interest income on other loans increased $19,000 from $104,000 to $123,000 for the nine months ended June 30,1996. This increase was due to an increase in loans and rates on loans.

     Interest and dividend income on investment securities and interest-bearing deposits increased $184,000 from $214,000 for the nine months ended June 30, 1995 to $379,000 for the nine months ended June 30, 1996. The increase was primarily due to increased funds in daily interest-bearing accounts and investment of the proceeds from the stock conversion. The interest income on mortgage-backed securities decreased by $27,000 from $140,000 for the nine months ended June 30, 1995 to $113,000 for the nine months ended June 30, 1996. The decrease resulted from the monthly proceeds from principal payments on mortgage-backed securities creating a decrease in the average balances in the investment. Approximately $339,000 of principal repayments were received on mortgage-backed securities during the nine months ended June 30, 1996.

     Interest Expense. Total interest expense increased $327,000 from $1,428,000 for the nine months ended June 30, 1995 to $1,755,000 for the nine
months ended June 30, 1996.   The increase was due primarily to higher
customer deposits for most of the nine months ended June 30, 1996, which, in turn, was due to interest in the conversion and stock offering.

     Provision for Loan Losses.  Provision for loan losses decreased by
$21,000 for the nine months ended June 30 1996.   Actual loan losses, net of
recoveries, were $12,000 and $33,000 for the nine months ended June 30, 1996 and 1995, respectively.

     Noninterest Income.   Noninterest income increased by $63,000 from $9,000
for the nine months ended June 30, 1995 to $72,000 for the nine months ended June 30, 1996. The increase was primarily the result of a gain on sale of equity position in Financial Information Trust of $17,000 during the nine months ended June 30, 1996 and a loss of $47,000 on FHLB bond to fund loan demand for the nine months ended June 30, 1995.

     Noninterest Expense. Noninterest expense increased by $134,000 from $536,000 for the nine months ended June 30, 1995 to $670,000 for the nine months ended June 30, 1996. Employee salaries and benefits increased by $137,000 resulting from an additional employee, implementation of the salary continuation plan, implementation of the ESOP and increases in employees' annual salaries at January 1, 1996. Occupancy costs increased $6,000, federal insurance premium increased $9,000, advertising costs increased $1,000, expenses on foreclosed real estate decreased $8,000 and other decreased $15,000.

Liquidity and Capital Resources

B & L Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources (Continued)

B & L Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1992, 1993 and 1994, B & L Bank (then The Lexington Building & Loan Association) used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At June 30, 1996, B & L Bank had approved loan commitments totaling $1.1 million and had undisbursed loans in process of $320,000.


Liquid funds necessary for normal daily operations are maintained in a working checking account and a daily time account with the Federal Home Loan Bank of Des Moines. It is B & L Bank's current policy to maintain adequate collected balances in those deposit accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited on a daily basis in the checking account and transferred, when appropriate, to the daily time account to enhance income.

Normal daily operating expenses are not expected to change significantly in the foreseeable future. Noninterest expense as a percentage of average assets at 1.25% is expected to remain basically constant. Interest expense is expected to increase gradually as the rates on existing interest bearing transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. The interest expense increase is expected to be offset partially as interest rates are increased on current adjustable-rate loans and securities and as maturing investments are reinvested at higher interest rates. Customer deposits are expected to remain stable.

At June 30, 1996, certificates of deposit amount to $38 million or 83.7% of B & L Bank's total deposits, including $14.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, B & L Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus
short-term borrowings.   B & L Bank's liquidity ratio was 34.06% at June 30,
1996 and its short-term liquidity ratio at June 30, 1996 was 30.44%. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 1996.
                                                  Percent of Adjusted
                                        Amount        Total Assets
                                        ------        ------------
                                             (Unaudited)
                                          (Dollars in thousands)

Tangible capital                        $13,660           23.0%
Tangible capital requirement                889            1.5
                                        -------          ------
                       EXCESS           $12,771           21.5%

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources (Continued)

                                                  Percent of Adjusted
                                        Amount        Total Assets
                                        ------        ------------
                                             (Unaudited)
                                          (Dollars in thousands)
Core capital                            $13,660           23.0%
Core capital requirement                  1,778            3.0
                                        -------          ------
                        EXCESS          $11,882           20.0%

Risk-based capital                      $13,818           50.5%
Risk-based capital requirement            2,187            8.0
                                        -------          ------
                        EXCESS          $11,631           42.5%

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

                           PART II - OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS

Neither the Registrant nor B & L Bank is a party to any material legal proceedings at this time. From time to time B & L Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Lexington B & L Financial Corp.


 Date  August 9, 1996                        By:     /s/ERWIN OETTING, JR.
                                                     ---------------------
                                                     Erwin Oetting, Jr.
                                                     President and Chief
                                                     Executive Officer


 Date  August 9, 1996                        By:     /s/E. STEVA VIALLE
                                                     -------------------
                                                     E. Steva Vialle
                                                     Vice President and
                                                     Chief Financial Officer