Form 10KSB40
period 1996-09-30
LEXINGTON B & L FINANCIAL CORP
filed 1996-12-30
CIK 1008598

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 1996

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-26556

                       LEXINGTON B & L FINANCIAL CORP.
------------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

                 MISSOURI                                        43-173955
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              I.D. Number)

919 Franklin Avenue, Lexington, Missouri                           64067
---------------------------------------------                 ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (816) 259-2247
                                                              ----------------
Securities registered pursuant to Section 12(b) of the Act:        None
                                                              ----------------
Securities registered pursuant          Common Stock, par value $.01 per share
 to Section 12(g) of the Act:           --------------------------------------
                                                     (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO
                                                    ----        -----
         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-K.  YES   X     NO
                                                      ----       -----
         The Registrant's revenues for the fiscal year under report were $4.2 million.

         As of November 29, 1996, there were issued and outstanding 1,265,000 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by on the nonaffiliates of the Registrant on November 29, 1996 was $15,733,437 (1,265,000 shares at $12.4375 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Bank.

                 DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 ("Annual Report") (Parts I and II).

         2. Portions of Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                                       PART I

Item 1.  Business
-----------------

General

         Lexington B & L Financial Corp. ("Company"), a Missouri corporation, was organized on November 29, 1995 for the purpose of becoming the holding company for B & L Bank ("Bank") (formerly The Lexington Building and Loan Association, F.A.) upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("Conversion"). The Conversion was completed on June 5, 1996 through the issuance of 1,265,000 shares of common stock by the Company at a price of $10.00 per share to certain former mutual members of the Bank and the general public. At September 30, 1996, the Company had total assets of $61.7 million, total deposits of $42.2 million and total equity of $18.8 million, or 30.4% of adjusted total assets, on a consolidated basis.

         The Bank was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association under the name "The Lexington Building and Loan Association," and converted to a federal charter and adopted the name "The Lexington Building and Loan Association, F.A." in June 1995. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

         The Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Bank's market area. The Bank is a portfolio lender and generally does not sell the mortgage loans that it originates. At September 30, 1996, one- to four-family residential mortgage loans totalled $40.5 million, which represented 89.0% of the Bank's total gross loans at that date. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate, construction, and consumer loans.

Market Area

         Lexington, Missouri is located on the southern bank of the Missouri River approximately 45 miles east of Kansas City, Missouri. Lexington, estimated population of 4,900, is the county seat and the largest town in Lafayette County. Lafayette County is predominately rural and contains several small towns, although the western portions are becoming bedroom communities for commuters to jobs in the Kansas City metropolitan area. The Bank considers its market area for loans and savings deposits to encompass Lafayette County and the bordering areas of three surrounding counties (southern Ray County, northern Johnson County and western Jackson County).

         The Lafayette County economy has its roots in agriculture, although agriculture has declined as a source of revenue over the decades. Most of the employment today is primarily based in services, light manufacturing, state and local government and retail trade. The largest employer in Lafayette County is S&K Industries, a wood products manufacturer that employees approximately 300 people, according to the Lexington Chamber of Commerce. Tourism is also part of the local economy as Lexington has historic ties to the Civil War.

Yields Earned and Rates Paid

         Reference is made to the section entitled "Yields Earned and Rates Paid" beginning on page 8 of the 1996 Annual Report to Stockholders ("Annual Report"), which section is incorporated herein by reference.

Average Balances, Interest and Average Yields/Cost

         Reference is made to the section entitled "Yields Earned and Rates Paid" beginning on page 8 of the Annual Report, which section is incorporated herein by reference.

Interest Rate Sensitivity of Net Portfolio Value

         Reference is made to the section entitled "Interest Rate Sensitivity of Net Portfolio Value" on pages 5 and 6 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

         Reference is made to the section "Rate/Volume Analysis" on page 11 of the Annual Report, which section is incorporated herein by reference.

Lending Activities

         General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Bank also originates multi-family, commercial real estate, land and consumer loans. The Bank's net loans receivable totalled $45.3 million at September 30, 1996, representing 73.5% of consolidated total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                     At September 30,
            -----------------------------------------------------------------
                   1996                  1995                   1994
            --------------------   -------------------- ---------------------
            Amount     Percent     Amount      Percent  Amount       Percent
            ------     -------     ------      -------  ------       -------
                                      (Dollars in Thousands)
Type of Loan:
------------
One- to
 four-
 family     $40,537     88.51%     $37,486       90.07%  $35,435      88.38%
Commercial
 real estate
 and multi-
 family       1,120      2.45          978        2.35     1,223       3.05
Land            489      1.07          483        1.16       549       1.37
Construction    613      1.34          427        1.02     1,340       3.34
             ------     -----       ------       -----    ------      -----
 Total
  mortgage
  loans      42,759     93.37       39,374       94.60    38,547      96.14
Other Loans:
Home equity     486      1.06          301        0.72       184       0.46
Loans on
 savings
 accounts     1,210      2.64          844        2.03       643       1.61
Automobile
 loans        1,090      2.38          839        2.02       534       1.33
Other           253      0.55          262        0.63       185       0.46
              -----    ------      -------      ------    ------    -------
  Total
   other
   loans      3,039      6.63        2,246        5.40     1,546       3.86
             ------    ------       ------      ------    ------     ------
  Total
   loans     45,798    100.00%      41,620      100.00%   40,093     100.00%
                       ======                   ======               ======
Less:
Loans in
 process        249                    308                   536
Allowance
 for
 possible
 loan losses    201                    201                   178
               ----                    ---                  ----
  Loans
   receivable,
   net      $45,348                $41,111               $39,379
            =======                =======               =======
Type of Security:
----------------
One- to
 four-
 family     $41,636     90.91%     $38,214       91.81%  $36,959      92.18%
Commercial
 real estate
 and multi-
 family       1,120      2.45          978        2.35     1,223       3.05
Land            489      1.07          483        1.16       549       1.37
Savings
 accounts     1,210      2.64          844        2.03       643       1.61
Automobile    1,090      2.38          839        2.02       534       1.33
Other           253      0.55          262        0.63       185       0.46
             ------    ------       ------      ------    ------     ------
 Total       45,798    100.00%      41,620      100.00%   40,093     100.00%
                       ======                   ======               ======
Less:
 Loans in
  process       249                    308                   536
 Allowance
  for
  possible
  loan losses   201                    201                   178
             ------                -------                ------
  Loans
   receivable,
   net      $45,348                $41,111               $39,379
            =======                =======               =======

         Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses to a minimum. At September 30, 1996, $40.5 million, or 88.5% of the Bank's gross loan portfolio, consisted of loans secured by one- to four-family residential real estate. The average principal balance of the loans in the Bank's one- to four-family portfolio was approximately $34,000 at September 30, 1996. The Bank presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 10 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1996, $39.5 million, or 86.2% of the Bank's gross loans, were subject to periodic interest rate adjustments.

         The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria and competitive market conditions. The Bank originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Bank occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1996, the initial interest rate on ARM loans offered by the Bank ranged from 7.5% to 8.5% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 1% to 2% per adjustment period and the lifetime interest rate cap is generally 5% to 6% over the initial interest rate of the loan. Substantially all of the Bank's ARM loans have caps over the initial interest rate of 1% per adjustment period and 5% over the life of the loan.

         The Bank does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. The Bank believes that the adjustment features of its ARM loans provide flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's objectives by limiting the duration of the initial rate concession.

         A significant portion of the Bank's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Although such loans satisfy the Bank's underwriting requirements, they are non-agency-conforming because they do not satisfy collateral requirements, income and debt ratios, acreage limits, or various other requirements imposed by the FHLMC and FNMA. In addition, substantially all of the Bank's ARM loans have periodic interest rate caps of 1% per adjustment period and 5% lifetime over the initial loan interest rate, while FHLMC and FNMA secondary market guidelines require higher adjustment periods and lifetime caps of 2% and 6%, respectively. Accordingly, the Bank's non-agency-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Bank, however, currently does not intend to sell its loans. The Bank has historically found that its origination of non-agency-conforming loans has not resulted in high amounts of non-performing loans. In addition, the Bank believes that these loans satisfy a need in the Bank's local community. As a result, the Bank intends to continue to originate such non-agency-conforming loans.

         The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.
Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates that would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

         While fixed-rate single-family residential real estate loans are normally originated with 10 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         The Bank generally requires title insurance insuring the status of its lien on all of the real estate secured loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

         Appraisals are obtained on all properties and are conducted by independent fee appraisers approved by the Board of Directors. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price, with the condition that the loan-to-value ratio may be increased to 90% provided that private mortgage insurance coverage is obtained for the amount in excess of 80%.

         Income Property Lending. Historically, the Bank has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Bank does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 1996, income property loans aggregated $1.1 million, or 2.5% of the gross loan portfolio.

         The average principal balance of the loans in the Bank's income property loan portfolio was approximately $43,000 at September 30, 1996. Substantially all of the income property loans are secured by properties located in the Bank's market area. Such properties include residential properties of five or more units, strip shopping malls generally containing between two and six store fronts, churches, and professional offices. Income property loans are generally made for terms of 20 years with five- to 10-year balloon payments and at variable interest rates that adjust annually to a rate typically equal to 3.0% to 3.5% above the one-year CMT index.

         Income property loans generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties often depend on successful operation and management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 70% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Bank's income property loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

         Construction Lending. The Bank occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 1996, construction loans totalled $613,000, or 1.3% of the gross loan portfolio.

         Substantially all construction loans made to individuals provide for the Bank to originate a permanent loan upon the completion of construction, which is generally an ARM loan as described under "-- Lending Activities -- Residential Real Estate Lending." The origination fee for construction loans is generally 1.5% of the principal amount. Construction loans are generally made for terms of up to six months. Loans to builders are made less frequently and may be for the construction of a pre-sold home or may be a loan to construct a speculative home (i.e., a home for which no purchaser has been identified). Loans to builders are generally limited to local builders well known to the Bank.

         Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

         Land Lending. The Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. The Bank also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 1996, the land loan portfolio totalled $489,000, or 1.1% of total gross loans, substantially all of which were secured by properties located in the Bank's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

         Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances, be dependent on farm income from the properties. To address this risk, the Bank does not consider farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Bank may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

         Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Bank's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 1996, the Bank's consumer loans totalled approximately $3.0 million, or 6.6% of the Bank's gross loans. The Bank intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

         Consumer loans are made at fixed interest rates and for varying terms. Automobile and other loans are generally made for terms up to 60 months, while home equity loans are made for terms up to 10 years. With respect to substantially all home equity loans, the Bank holds the first mortgage on the borrower's residence.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

          Maturity of Loan Portfolio.  The following table sets forth at September 30, 1996 certain information regarding the dollar amount of loans maturing in the Bank's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less.
Mortgage loans which have adjustable interest rates are reported as maturing at their next repricing date.
Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                                  After         After         After
                                                  3 Years       5 Years       10 Years
                                                  Through       Through       Through      Beyond
                       Due at September 30,       5 Years       10 Years      15 Years     15 Years    Total
                     -----------------------      --------      --------      --------     --------   ------
                     1997      1998     1999
                     ----      ----     ----
                                                                (In Thousands)

Mortgage loans:
 One- to four-
  family             $2,419   $2,398  $2,329      $4,832       $12,124         $8,777       $7,658  $40,537
 Commercial real
  estate and
  multi-family          110       88      97         158           422            202           43    1,120
 Land                    37       38      37          78           156            104           39      489
 Construction           364       --      --          --            --             --           --      364
                     ------   ------  ------      ------       -------         ------       ------  -------
    Total mortgage
     loans            2,930    2,524   2,463       5,068        12,702          9,083        7,740   42,510
 Consumer and other
  loans               1,778      502     325         310           115              9           --    3,039
                     ------   ------  ------      ------       -------         ------       ------  -------
    Total loans      $4,708   $3,026  $2,788      $5,378       $12,817         $9,092       $7,740  $45,549
                     ======   ======  ======      ======       =======         ======       ======  =======

         The following table sets forth the dollar amount of all loans due after September 30, 1997, which have fixed interest rates and have floating or adjustable interest rates.

                                                              Fixed-      Floating- or
                                                              Rates       Adjustable-Rates     Total
                                                              -------     -----------------    ------
                                                                           (In Thousands)
Mortgage loans:
 One- to four-family . . . . . . . . . . . . . . . . .       $2,493           $35,624         $38,117
 Commercial real estate and multi-family . . . . . . .          188               822           1,010
 Land. . . . . . . . . . . . . . . . . . . . . . . . .           --               452             452
 Construction. . . . . . . . . . . . . . . . . . . . .           --                --              --
                                                             ------           -------         -------
     Total mortgage loans. . . . . . . . . . . . . . .        2,681            36,898          39,579
Consumer and other loans . . . . . . . . . . . . . . .        1,262                --           1,262
                                                             ------           -------         -------
     Total . . . . . . . . . . . . . . . . . . . . . .       $3,943           $36,898         $40,841
                                                             ======           =======         =======

                                                              7

          Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans ordinarily is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan market rates.

         Loan Solicitation and Processing. Loan applicants come primarily from walk-in customers and referrals by realtors and previous and present customers of the Bank. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a Board-approved independent fee appraiser who is certified by the State of Missouri.

         All mortgage loans must be approved by the Bank's Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Consumer loans up to any amounts may be approved by President Erwin Oetting, Jr., Executive Vice President E. Steva Vialle or Chief Loan Officer Mark D. Summerlin. Management of the Bank believes its local decision-making capabilities and the accessibility of its senior officers is an attractive quality to customers within its market area. The Bank's loan approval process allows consumer loans to be approved in one to two days and mortgage loans to be approved and closed in approximately two weeks.

         Loan Originations, Sales and Purchases. During the year ended September 30, 1996, the Bank's total gross mortgage loan originations were $8.0 million. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its market.

         Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio nearly all of the loans that it originates.

         The Bank has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 1996, $4.7 million of the Bank's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area.

         During the fiscal year ended September 30, 1996, the Bank purchased $3.8 million of one- to four-family mortgage loans secured by properties located in Jefferson City, Missouri. These loans were purchased to supplement local loan demand. Subject to market conditions, the Bank intends to purchase additional such loans.

         The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated. Predominately all mortgage loan originations during the periods indicated were ARM loans.

                                Years Ended September 30,
                         -------------------------------------
                         1996              1995           1994
                         ----              ----           ----
                                      (In Thousands)
Total mortgage loans
  at beginning of
  period                $39,374         $38,547           $36,655

Loans originated:
One- to four-family       6,589           6,372             6,750
 Commercial real estate
   and multi-family         376             110               180
 Land                       124             170                20
 Construction               900           1,205             1,780
                         ------         -------           -------
   Total mortgage loans
    originated            7,989           7,857             8,730

Loans purchased:
 One- to four-family      3,815              --               619

Loans sold:
 One - to four-family
  participations             --              --               125

Mortgage loan principal
 repayments               8,419           7,030             7,332
                        -------         -------           -------
Net mortgage loan
 activity                 3,385             827             1,892
                        -------         -------           -------
Total gross mortgage
  loans at end of
  period                $42,759         $39,374           $38,547
                        =======         =======           =======

         Loan Commitments. The Bank issues, without fee, commitments for one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. The Bank had outstanding net loan commitments of approximately $880,000 at September 30, 1996, $862,000 of which were for variable rate loans. See Note L of Notes to the Consolidated Financial Statements.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 1.5% for construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had immaterial net deferred loan fees at September 30, 1996.

         Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required loan payment when due, the Bank institutes collection procedures. All loan payments are contractually due on the first day of each month but a loan is not considered delinquent and collection procedures are not instituted until after the 30th day of the month ("actual due date"). Borrowers are charged a late penalty on all payments made after the actual due date. The first written notice is mailed to a delinquent borrower on the first day after the actual due date, followed by a second written notice mailed approximately 20 days thereafter. On or about 30 days after the actual due date, a computer-generated Notice of Delinquency is mailed and will continue to be mailed on the first and 20th day of every month until the account is brought current. On or about 60 days after the actual due date, a telephone call is placed to the delinquent borrower. A pre-foreclosure letter setting forth a date certain (generally 35 days after the date of the letter) for instituting foreclosure procedures is mailed on or about 90 days after the actual due date. Foreclosure procedures are instituted on the date specified in the pre-foreclosure letter if the delinquency continues to that date.

         When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes collection procedures. The first notice is mailed to the borrower approximately 30 days following the actual due date. If payment is not promptly received, a second notice is mailed to the borrower approximately 60 days following the actual due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Bank mails an additional notice to the borrower approximately 90 days following the actual due date. In most cases, delinquencies are cured promptly; however, if by the 120th day of delinquency the delinquency has not been cured, the Bank begins legal action to repossess the collateral. At the 120th day of delinquency, the Bank establishes a specific reserve for the full principal amount of the loan.

         The Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

         The Bank has experienced fluctuating and, periodically, relatively high levels of loan delinquencies. Management attributes this experience primarily to its practice, consistent with its mission as a community-oriented financial institution, of offering non-agency-conforming loan products that enable borrowers with lesser financial resources to otherwise qualify for a loan. The Bank's loss experience, however, as measured by charge offs, has not been significant. See "-- Lending Activities -- Allowance for Loan Losses." No assurances can be given as to future delinquency and loss levels.

         The following table sets forth information regarding the Bank's delinquent loans, excluding loans 90 days or more delinquent and accounted for on a non-accrual basis.

                                  At September 30,
          ------------------------------------------------------------------
                 1996                   1995                  1994
          --------------------  --------------------  ----------------------
                       Per-                  Per-                  Per-
                       centage               centage               centage
           Principal   of Gross  Principal   of Gross   Principal  of Gross
            Balance    Loans     Balance     Loans      Balance    Loans
           ---------   --------  ---------   --------   ---------  ---------
                                (Dollars in Thousands)

Loans
 delinquent
 for:
 30-59 days  $1,088     2.38%   $  653       1.58%       $835       2.11%
 60-89 days     331     0.72       728       1.76          48       0.12
             ------     -----    ------      -----       -----      -----
             $1,419     3.10%   $1,381       3.34%       $883       2.23%
             ======     ====    ======       ====        ====       =====

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. The Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, and no accruing loans contractually past due 90 days or more as to principal or interest payments, at any of the dates indicated.

                                  At September 30,
                       --------------------------------------
                       1996           1995               1994
                       -----          ----               ----
                            (Dollars in Thousands)
Loans 90 days or more
  delinquent and
  accounted for on
  a non-accrual basis:
Residential real estate $495          $489               $287
 Commercial              106            --                 --
 Consumer                177            57                 21
                         ---           ---                ---
  Total non-accrual
    loans                778           546                308

Real estate owned         --            28                 54
                        ----          ----               ----
Total non-performing
 assets                 $778          $574               $362
                        ====          ====               ====
Total loans delinquent
 90 days or more to
 net loans              1.33%         1.33%              0.78%
                        ====          ====               ====
Total loans delinquent
 90 days or more to
 total assets           0.97%         1.09%              0.64%
                        ====          ====               ====
Total non-performing
 assets to total assets 0.97%         1.15%              0.76%
                        ====          ====               ====

         At September 30, 1996, management of the Bank was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

         The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 1996 amounted to approximately $2,300, before such loans were placed on non-accrual status. Had such non-accruing loans been current in accordance with their original terms, additional interest income of approximately $5,600 would have been recorded for the year ended September 30, 1996.

         Foreclosed Real Estate. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Bank had no foreclosed real estate at September 30, 1996.

         Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Bank.

         The aggregate amounts of the Bank's classified assets and general and specific loss allowances at the dates indicated, were as follows:


                                 At September 30,
                      -----------------------------------------
                      1996            1995                 1994
                      ----            ----                 ----
                                   (In Thousands)

Loss                  $ 59            $ 50                 $ 20
Doubtful                --              --                   --
Substandard assets     602             489                  287
Special mention         67             126                  177
                      ----           -----                -----
  Total classified
   assets             $728            $665                 $484
                      ====            ====                 ====
General loss
 allowances           $142            $151                 $158
Specific loss
 allowances             59              50                   20
                      ----            ----                 ----
  Total allowances    $201            $201                 $178
                      ====            ====                 ====

         Allowance for Loan Losses. The Bank has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

         In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

         The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flow. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

         At September 30, 1996, the Bank had an allowance for loan losses of $201,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

         While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income. As indicated by the table, there has not been any material fluctuations in the allowance for loan losses. Periodically, however, the allowance for loan losses has been replenished in response to low level charge offs. No assurances can be given as to the level of future charge offs.

                               Year Ended September 30,
                          --------------------------------
                          1996          1995          1994
                          ----          -----         ----
                               (Dollars in Thousands)

Allowance at beginning
 of period                $201          $178          $173
                          ----          ----          ----
Provision for loan losses   10            33             5
Recoveries                  --            --            --

Charge-offs:
 Residential real estate    --            --            --
 Commercial real estate
  and multi-family          --            --            --
 Construction               --            --            --
 Consumer                   10            10            --
                          ----          ----          ----
    Total charge-offs       10            10            --
                          ----          ----          ----
    Net charge-offs         10            10            --
                          ----          ----          ----
Balance at end of period  $201          $201          $178
                          ====          ====          ====
Ratio of allowance to
 total loans outstanding
 at the end of the
 period                   0.44%         0.49%         0.45%
                          ====          ====          ====
Ratio of net charge-offs
 to average loans out-
 standing during the
 period                   0.02%         0.02%           --%
                          ====          ====           ===
Ratio of allowance to
 non-accrual loans       25.83%        36.79%        57.87%
                         =====         =====         =====

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance applies to the entire loan portfolio. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                          At September 30,
                        -------------------------------------------------
                             1996             1995               1994
                        --------------    -------------    --------------
                                 % of              % of              % of
                                Loans             Loans             Loans
                              in Each           in Each           in Each
                             Category          Category          Category
                             to Total          to Total          to Total
                      Amount    Loans   Amount    Loans    Amount   Loans
                     -------  -------   ------   ------    ------  -------
                                     (Dollars in Thousands)

Real estate mortgage:
  One- to four-family  $ 65    88.51%    $ 67    90.07%    $ 47     88.38%
  Commercial and
    multi-family         59     2.45       44     2.35       53      3.05
Land                     --     1.07       --     1.16       --      1.37
Construction             --     1.34       --     1.02       --      3.34
Consumer                 77     6.63       64     5.40       29      3.86
Unallocated              --       --       26       --       49        --
  Total allowance      ----   ------     ----   ------     ----    ------
    for loan losses    $201   100.00%    $201   100.00%    $178    100.00%
                       ====   ======     ====   ======     ====    ======

Investment Activities

         The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At September 30, 1996, the Bank's regulatory liquidity of 22.55% was significantly in excess of the 5% required by OTS regulations. Management intends to hold all securities in the Bank's investment portfolio in order to enable the Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

         A committee consisting of the President and the Executive Vice President determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable investment grade corporate debt obligations and mortgage-backed securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

         The Bank adopted SFAS No. 115 on October 1, 1993. At September 30, 1996, the Bank's portfolio of state and local debt securities and mortgage-backed securities are classified as "held to maturity" and the portfolio of federal agency obligations are classified as "available for sale." Consistent with the Bank's asset/liability management strategy, at September 30, 1996, the majority of the investment portfolio matures within five years of that date.

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                    At September 30,
                       ---------------------------------------------
                         1996               1995              1994
                       --------           --------          --------
                       Carrying           Carrying          Carrying
                       Value              Value             Value
                       --------           --------          --------
                                       (In Thousands)
Government National
 Mortgage Association
 ("GNMA")              $  319             $  415           $  566
FNMA                      524                658              747
FHLMC                   1,220              1,462            1,822
                       ------             ------           ------
    Total              $2,063             $2,535           $3,135
                       ======             ======           ======

          The following table sets forth the composition of the Company's investment securities, FHLB stock, certificates of deposit and mortgage-backed securities portfolios at the dates indicated.

                                                          At September 30,
                                    -------------------------------------------------------------------
                                          1996                   1995                     1994
                                    --------------------    -------------------     -------------------
                                    Book      Percent of    Book     Percent of     Book     Percent of
                                    Value     Portfolio     Value    Portfolio      Value    Portfolio
                                    -----     ----------    -----    ----------     -----    ----------
                                                             (Dollars in Thousands)

Investment securities:
    U.S. Government and federal
      agency obligations(1)         $ 2,906       20.14%       $  893     11.85%      $1,371     19.00%
    State and local obligations(1)      848        5.88           718      9.53          655      9.08
    Interest-bearing deposits         5,620       38.96         2,933     38.93        1,602     22.19

Mortgage-backed securities(1)         2,063       14.30         2,535     33.65        3,135     43.43

Certificates of deposit               2,525       17.50            --        --           --        --

Capital stock - FHLB-Des Moines(2)      464        3.22           455      6.04          455      6.30
                                    -------     -------        ------    ------      -------    ------
Total investment securities, FHLB
    stock and mortgage-backed
    securities                      $14,426      100.00%       $7,534    100.00%      $7,218    100.00%
                                    =======      ======        ======    ======       ======    ======

-------------------
(1)  The Company adopted SFAS No. 115 on October 1, 1993.  U.S. Government and federal agency obligations are classified as "available-for-sale" and are valued at fair value at September 30, 1996, 1995 and
     1994.  State and local obligations are classified as "held-to-maturity" and are reflected at amortized cost.
(2)  The dividend yield on the capital stock of the FHLB-Des Moines was 7.25% for the fiscal year ended
     September 30, 1996.

                                                         16

PAGE

        The following table sets forth the composition and maturities of the investment securities portfolio, interest-bearing deposits, certificates of deposit and mortgage-backed securities (excluding FHLB stock) at September 30, 1996.

                      One Year     After One To     Over Five to     After
                       or Less      Five Years       Ten Years     Ten Years   Total Investment Securities
                      ----------   ------------     ------------   ---------   -----------------------------
                      Book Value    Book Value       Book Value    Book Value  Book Value       Market Value
                      ----------    ----------       ----------    ----------  ----------       ------------
                                                    (Dollars in Thousands)

U.S Government and
 federal agency
 obligations            $399          $2,507           $ --          $ --        $2,906            $2,906

State and local
 obligations              --              --            348           500           848             1,005

Interest-bearing
 deposits              5,620              --             --            --         5,620             5,620

Certificates of
 deposit               2,525              --             --            --         2,525             2,525
                      ------          ------           ----        ------       -------          --------
Total investment
 securities and
 interest-bearing
 deposits             $8,544          $2,507           $348          $500       $11,899           $12,056
                      ======          ======           ====        ======       =======           =======
Weighted average
 yield                  5.27%           6.12%          8.13%        10.59%         5.76%
                      ======          ======           ====        ======        ======
Mortgage-backed
 securities           $   --            $840           $ --        $1,223        $2,063            $2,063
                      ======          ======           ====        ======        ======            ======
Weighted average
 yield                    --%           6.11%            --%         7.65%         7.02%
                      ======          ======           ====        ======        ======

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 1996, the Bank had no other borrowing arrangements.

         Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

         In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as the sole stockholder of the Bank.

         The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1996.

Weighted
Average                                                             Percentage
Interest  Original                                 Minimum            of Total
Rate      Term       Checking and Savings Deposits  Amount  Balance   Deposits
--------  --------   ----------------------------- -------  -------   --------
                                                         (In Thousands)

2.52%     None       Demand and NOW accounts        $  250   $1,477(1)   3.50%
3.28      None       Money market accounts           2,500    2,082      4.93
3.05      None       Passbook savings  accounts         10    3,852      9.12

                     Certificates of Deposit
                     -----------------------

3.75      91-day     Fixed-term, fixed-rate            500        8       .02
5.11       6 months  Fixed-term, fixed-rate            500    3,816      9.03
5.11       9 months  Fixed-term, fixed-rate            500       50       .12
5.50      12 months  Fixed-term, fixed-rate            500    7,530     17.83
5.84      18 months  Fixed-term, fixed-rate            500    4,819     11.41
6.08      24 months  Fixed-term, fixed-rate            500    3,154      7.47
6.07      30 months  Fixed-term, fixed-rate            500    2,588      6.13
6.08      36 months  Fixed-term, fixed-rate            500    3,389      8.02
5.66      48 months  Fixed-term, fixed-rate            500    2,515      5.95
6.35      60 months  Fixed-term, fixed-rate            500      841      1.99
7.52      72 months  Fixed-term, fixed-rate            500    6,116     14.48
                                                            -------    ------
                                                            $42,237    100.00%
                                                            =======    ======
--------------------
(1) Includes non-interest-bearing accounts with an aggregate balance of $505,000.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                Maturity Period                   Amount
                ---------------                   ------
                                               (In Thousands)

Three months or less                              $  228
Over three through six months                        711
Over six through 12 months                           709
Over 12 months                                     1,593
                                                  ------
     Total                                        $3,241
                                                  ======

PAGE

Deposit Flow

         The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                       At September 30,
               ---------------------------------------------------------------------------------------------
                            1996                                   1995                          1994
               ---------------------------------    --------------------------------------    --------------
                           Percent                               Percent                             Percent
                             of        Increase                    of           Increase               of
               Amount      Total      (Decrease)    Amount       Total          (Decrease)    Amount Total
               ------      -------    ----------    ------       -------        ----------    ------ -------
                                                        (Dollars in Thousands)
Non-interest-
  bearing     $  505      1.20%    $   200       $   305         0.72%        $   123      $   182     0.45%
NOW checking     972      2.30        (180)        1,152         2.72             211          941     2.31
Regular savings
  accounts (1) 3,852      9.12         262         3,590         8.47          (2,258)       5,848    14.36
Money market
  deposits     2,082      4.92         112         1,970         4.64          (1,160)       3,130     7.69
              ------    ------     -------        ------       ------         -------      -------   ------
               7,411     17.55         394         7,017        16.55          (3,084)      10,101    24.81
Fixed-rate
  certificates
  which mature
  (1)(2):
  Within 1
   year       18,866     44.67        (417)       19,283        45.48          (1,365)      20,648    50.72
  After 1
  year, but
  within 2
  years        6,316     14.95          28         6,288        14.83             (63)       6,351    15.60
  After 2
  years, but
  within 5
  years        9,098     21.54       4,597         4,501        10.61           1,079        3,422     8.41
Certificates
  maturing
  thereafter     546      1.29      (4,766)        5,312        12.53           5,123          189      .46
             -------    ------     -------       -------       ------         -------      -------   ------
              34,826     82.45        (558)       35,384        83.45           4,774       30,610    75.19
             -------    ------     -------       -------       ------         -------      -------   ------
    Total    $42,237    100.00%    $  (164)      $42,401       100.00%        $ 1,690      $40,711   100.00%
             =======    ======     =======       =======       ======         =======      =======   ======

----------------
(1)  Included in savings accounts and certificate balances were individual retirement account ("IRA")
     balances of (in thousands) $3,567, $3,672 and $2,640 at September 30, 1996, 1995 and 1994,
     respectively.
(2)  At September 30, 1996, 1995 and 1994, certificates amounting to $100,000 or more were (in thousands)
     $3,241, $2,885 and $1,419, respectively.

                                                            19

Time Deposits by Rates

        The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                      At September 30,
                          ------------------------------------------
                             1996             1995            1994
                             ----             ----            ----
                                       (In Thousands)

      3.00 - 3.99%         $     8           $   998         $14,524
      4.00 - 4.99%             913             2,709           7,008
      5.00 - 5.99%          20,863            18,120           6,288
      6.00 - 6.99%           7,222             7,383           1,355
      7.00 - 7.99%           2,230             2,219             441
      8.00 - 8.99%           3,590             3,955             477
      9.00% and over            --                --             517
                           -------           -------         -------
         Total             $34,826           $35,384         $30,610
                           =======           =======         =======
        The following table sets forth the amount and maturities of time deposits at September 30, 1996.

                                   Amount Due                     Percent
                  ----------------------------------------------  of Total
                  Less Than  1-2    2-3    3-4    After           Certificate
                  One Year   Years  Years  Years  4 Years  Total  Accounts
                  ---------  -----  -----  -----  -------  -----  -----------
                                    (In Thousands)

      3.00 - 3.99% $     8  $   --  $   --  $   --  $   --  $     8    0.02%
      4.00 - 4.99%     689     224      --      --      --      913    2.62
      5.00 - 5.99%  15,018   4,114   1,581     150      --   20,863   59.91
      6.00 - 6.99%   3,134   1,218     666     838   1,366    7,222   20.74
      7.00 - 7.99%      17     760     231     170   1,052    2,230    6.40
      8.00 - 8.99%      --      --      --      --   3,590    3,590   10.31
                   -------  ------  ------  ------  ------  -------  ------
           Total   $18,866  $6,316  $2,478  $1,158  $6,008  $34,826  100.00%
                   =======  ======  ======  ======  ======  =======  ======

Savings Activities

        The following table sets forth the deposit activities of the Bank for the periods indicated.

                                      Year Ended September 30,
                              -----------------------------------------
                                1996             1995             1994
                                ----             ----             ----
                                            (In Thousands)

Beginning balance             $42,401          $40,711         $41,004
Net deposits (withdrawals)
 before interest credited      (1,765)             347          (1,371)
Interest credited               1,601            1,343           1,078
Net increase (decrease) in
 deposits                        (164)           1,690            (293)
                              -------          -------         -------
Ending balance                $42,237          $42,401         $40,711
                              =======          =======         =======

Borrowings

         The Bank has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. During the years ended September 30, 1996, 1995 and 1994, the Bank had no borrowings from the FHLB-Des Moines.

                                REGULATION

         The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Banks

         Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

         Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

         The Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii)
                                        21

1/20 of its advances (borrowings) from the FHLB-Des Moines. The Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $464,000 at September 30, 1996.

         Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

         Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

         The Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same matrix applied to BIF-member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended September 30, 1996 totalled $378,000.

         Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed, financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Bank's assessment amounted to $281,000 and was assessed during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup.
BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter might take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

         Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

         Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

         At September 30, 1996, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

         Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies adopted regulations and

Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the Bank's qualified thrift investments exceeded 65% of its portfolio assets as required by regulation.

         Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

         OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Banks -- Prompt Corrective Action."

         As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

         Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

         Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

         The following table presents the Bank's capital levels at September 30, 1996.
                                   At September 30, 1996
                               -----------------------------
                                                  Percent of
                               Amount               Assets
                               ------             ----------
                                  (Dollars in thousands)

Core capital                   $12,648               18.2%
Minimum required core
 capital                         1,788                3.0
                               -------               ----
Excess                         $10,860               15.2%
                               =======               ====

Tangible capital               $12,648               19.7%
Minimum required tangible
 capital                           894                1.5
                               -------               ----
Excess                         $11,754               18.2%
                               =======               ====

Risk-based capital             $12,790               35.1%
Minimum risk-based capital
 requirement                     2,376                8.0
                               -------               ----
Excess                         $10,414               27.1%
                               =======               ====

          Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

          A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

          The Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

          Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, the Bank's limit on loans to one borrower was $1.9 million. At September 30, 1996, the Bank's largest aggregate amount of loans to one borrower was $1.0 million.

          Activities of Banks and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

          The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

          Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

          Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulations

          Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

          Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

          Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                               TAXATION

Federal Taxation

          General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting is subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

          Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Bank used the experience method bad debt deduction for the taxable years ended September 30, 1996, 1995 and 1994.

          Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, the Bank's post-1987 reserves totalled approximately $122,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates meeting the residential loan requirement for the taxable year ending September 30, 1997.

          Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Bank's total bad debt reserve for tax purposes was approximately $1.2 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

          Distributions. To the extent that the Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

          Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over

$2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

          Other Matters. There have not been any Internal Revenue Service audits of the Bank's federal income tax returns during the past five years.

Missouri Taxation

          Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri-based thrift institutions are not subject to the regular corporate income tax.

          There have not been any audits of the Bank's Missouri tax returns by Missouri tax authorities during the past five years.

          As a Missouri-chartered corporation, the Company is subject to annual franchise and income taxes imposed by the State of Missouri. Franchise taxes are assessed at a rate of 1/20 of 1% of the par value of outstanding shares and surplus. Income taxes are assessed at a rate of 6.25% of federal taxable income derived from Missouri sources.

Competition

          Due to the proximity of Lexington to the Kansas City metropolitan area, the Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 1996, there were 13 commercial banks and, in addition to the Bank, one thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

          As of September 30, 1996, the Bank had 10 full-time and no part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Executive Officers

          The following table sets forth certain information regarding the executive officers of the Company.

Name                        Age(1)   Position
----                        ------   --------

Erwin Oetting, Jr.          56       President and Chief Executive Officer

E. Steva Vialle             45       Treasurer, Chief Financial Officer and
                                     Secretary

          The following table sets forth certain information regarding the executive officers of the Bank.

Name                        Age(1)   Position
----                        ------   --------

Erwin Oetting, Jr.          56       President and Chief Executive Officer

E. Steva Vialle             45       Executive Vice President, Chief Operating
                                     Officer and Secretary

Kathryn M. Swafford         34       Treasurer

Mark D. Summerlin           36       Chief Loan Officer

---------------
(1)  As of September 30, 1996.

          Erwin Oetting, Jr. has been employed as an officer of the Bank since 1960 and has been President and Chief Executive Officer since 1985. He is a member of the LIDC Authority, the Lexington Housing Authority, the Lexington River Boat Task Force, and the Lexington Police Board and a trustee of Wentworth Military Academy.

          E. Steva Vialle has been employed by the Bank since 1984 and has been Executive Vice President, Chief Operating Officer and Secretary since 1994. He is a member of the Lexington Industrial Development Corporation, the Lexington Zoning Board and the Lexington Board of Adjustments.

          Kathryn M. Swafford joined the Bank as Controller in 1984 and has been employed as Treasurer since 1988.

          Mark D. Summerlin has been employed by the Bank since 1985. He is a member of the Rotary Club, the Lexington Park Board, the Chamber of Commerce, the Knights of Columbus and the Wentworth Country Club Board.

Item 2.  Description of Property
--------------------------------

          The Bank has no branch offices. The Bank owns its main office located at 919 Franklin Avenue, Lexington, Missouri. The office was opened in 1960 and its size is approximately 3,500 square feet. At September 30, 1996, the net book value of the Bank's premises and equipment (land, building and improvements, furniture and equipment) was $381,000.

Item 3.  Legal Proceedings
--------------------------

          Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties on which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

          The information contained under the section captioned "Common Stock Information" on page 2 of the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations or Plan of Operations
          -------------------------------------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 5 of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

          (a)      Financial Statements
                   Independent Auditor's Report*
                   Consolidated Statements of Financial Condition as of
                    September 30, 1996 and 1995*
                   Consolidated Statements of Stockholders' Equity for the
                    Years Ended September 30, 1996, 1995 and 1994*
                   Consolidated Statements of Income for the Years Ended
                    September 30, 1996, 1995 and 1994*
                   Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 1996, 1995 and 1994*
                   Notes to the Consolidated Financial Statements*

          * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.
                                        32

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

          The information contained under the section captioned "Proposal I - Election of Directors" contained in the Bank's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation
----------------------------------

          The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

          (a)      Security Ownership of Certain Beneficial Owners

                   Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

          (b)      Security Ownership of Management

                   The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

          (c)      Changes in Control

                   The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

          The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 12.    Certain Relationships and Related Transactions
----------------------------------------------------------

          The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Bank" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 13.    Exhibits List and Reports on Form 8-K
-------------------------------------------------

          (a)      Exhibits

          3(a)     Articles of Incorporation of the Registrant*
          3(b)     Bylaws of the Registrant*
          10(a)    Employment Agreement with Erwin Oetting, Jr.
          10(b)    Employment Agreement with E. Steva Vialle
          10(c)    Salary Continuation Agreement with Erwin Oetting, Jr.
          10(d)    Salary Continuation Agreement with E. Steva Vialle
          10(e)    Severance Agreement with Mark D. Summerlin
          10(f)    Severance Agreement with Kathryn M. Swafford
          10(g)    1996 Stock Option Plan**
          10(h)    Management Recognition and Development Plan**
          (13)     Annual Report to Stockholders
          (22)     Subsidiaries of the Registrant

___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

          (b)      Reports on Form 8-K

                   No Reports on Form 8-K were filed during the quarter ended
                 September 30, 1996.

                                     SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LEXINGTON B & L FINANCIAL CORP.


Date:  December 30, 1996            By: /s/ Erwin Oetting, Jr.
                                        --------------------------------------
                                        Erwin Oetting, Jr.
                                        President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                 TITLE                     DATE

/s/ Erwin Oetting, Jr.     President, Chief              December 30, 1996
-----------------------    Executive Officer and
Erwin Oetting, Jr.         Director (Principal
                           Executive Officer)



/s/ E. Steva Vialle        Treasurer, Chief              December 30, 1996
-----------------------    Financial Officer,
E. Steva Vialle            Secretary and Director
                           (Principal Financial
                           and Accounting Officer)



/s/ Steve Oliaro           Director                      December 30, 1996
-----------------------
Steve Oliaro




/s/ Norman Vialle          Director                      December 30, 1996
-----------------------
Norman Vialle




/s/ Charles R. Wilcoxon    Director                      December 30, 1996
-----------------------
Charles R. Wilcoxon




/s/ Glenn H. Twente        Director                      December 30, 1996
-----------------------
Glenn H. Twente

                                   EXHIBIT 10(a)

                       Employment Agreement with Erwin Oetting, Jr.

                            EMPLOYMENT AGREEMENT

         THIS AGREEMENT is made effective as of June 6, 1996, by and between B & L BANK (the "Bank"), Lexington, Missouri; LEXINGTON B & L FINANCIAL CORP. (the "Company"), a Missouri corporation; and ERWIN OETTING, JR. (the "Executive").

         WHEREAS, the Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

         WHEREAS, the Executive is willing to serve in the employ of the Bank on a full-time basis for said period.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

         During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Bank.

2.       TERMS AND DUTIES.

         (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Bank will conduct a formal performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

         (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.       COMPENSATION AND REIMBURSEMENT.

         (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2.
The Bank shall pay Executive as compensation a salary of $71,899 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

         (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Bank, in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement, except as provided under Section 5(e).

         (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.       PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

         (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof;
(ii) Executive's resignation from the Bank's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Bank, or (D) any breach of this Agreement by the Bank.
Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

         (b) Upon the occurrence of an Event of Termination, the Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within thirty (30) days of the Date of Termination.

         (c) Upon the occurrence of an Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.       CHANGE IN CONTROL.

         (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

         (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

         (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times the Executive's "base amount," within the meaning of
Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

         (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his severance. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

         (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Bank or the Company on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

         (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

6.       TERMINATION FOR DISABILITY.

         (a) If the Executive shall become disabled as defined in the Bank's then current disability plan (or, if no such plan is then in effect, if the Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Bank may terminate Executive's employment for "Disability."

         (b) Upon the Executive's termination of employment for Disability, the Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of 65; or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Bank providing disability benefits to the Executive.

         (c) The Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) the Executive's death; or (v) the expiration of the term of this Agreement.

         (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.       TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

         Termination by the Bank of Executive based on "Retirement" shall mean retirement at age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Bank or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Bank shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which his death occurred.

8.       TERMINATION FOR CAUSE.

           For purposes of this Agreement, "Termination for Cause" shall include termination because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. The Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.       REQUIRED PROVISIONS.

         (a) The Bank may terminate Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 8 herein.

         (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

           (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

           (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

           (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

         (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.      NOTICE.

         (a) Any purported termination by the Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

         (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

         (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.      NON-COMPETITION.

         (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

         (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.      SOURCE OF PAYMENTS.

         All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

13.      EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

         This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.      NO ATTACHMENT.

         (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

         (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and assigns.

15.      MODIFICATION AND WAIVER.

         (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.      SEVERABILITY.

         If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.      HEADINGS FOR REFERENCE ONLY.

         The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.      GOVERNING LAW.

         This Agreement shall be governed by the laws of the State of Missouri, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.      ARBITRATION.

         Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.      PAYMENT OF LEGAL FEES.

         All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.      INDEMNIFICATION.

         The Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.      SUCCESSOR TO THE BANK OR THE COMPANY.

         The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

         IN WITNESS WHEREOF, the Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 6th day of June, 1996.

ATTEST:                                B & L BANK

/s/Steve Oliaro                        BY:/s/E. Steva Vialle
--------------------------                --------------------------
                  [SEAL]


ATTEST:                                LEXINGTON B & L FINANCIAL CORP.

/s/Steve Oliaro                        BY:/s/E. Steva Vialle
--------------------------                --------------------------
                  [SEAL]

WITNESS:

/s/Mark D. Summerlin                      /s/Erwin Oetting, Jr.
--------------------------                --------------------------
                                          Erwin Oetting, Jr.

                                   EXHIBIT 10(b)

                      Employment Agreement with E. Steva Vialle

                               EMPLOYMENT AGREEMENT

         THIS AGREEMENT is made effective as of June 6, 1996, by and between B & L BANK (the "Bank"), Lexington, Missouri; LEXINGTON B & L FINANCIAL CORP. (the "Company"), a Missouri corporation; and E. STEVA VIALLE (the
"Executive").

         WHEREAS, the Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

         WHEREAS, the Executive is willing to serve in the employ of the Bank on a full-time basis for said period.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

         During the period of his employment hereunder, Executive agrees to serve as Executive Vice President and Chief Operating Officer of the Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Bank.

2.       TERMS AND DUTIES.

         (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Bank will conduct a formal performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

         (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.       COMPENSATION AND REIMBURSEMENT.

         (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2.
The Bank shall pay Executive as compensation a salary of $51,576 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

         (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Bank, in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement, except as provided under Section 5(e).

         (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.       PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

         (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof;
(ii) Executive's resignation from the Bank's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Bank, or (D) any breach of this Agreement by the Bank.
Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

         (b) Upon the occurrence of an Event of Termination, the Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within thirty (30) days of the Date of Termination.

         (c) Upon the occurrence of an Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.       CHANGE IN CONTROL.

         (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

         (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

         (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times the Executive's "base amount," within the meaning of
Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

         (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his severance. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

         (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Bank or the Company on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

         (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

6.       TERMINATION FOR DISABILITY.

         (a) If the Executive shall become disabled as defined in the Bank's then current disability plan (or, if no such plan is then in effect, if the Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Bank may terminate Executive's employment for "Disability."

         (b) Upon the Executive's termination of employment for Disability, the Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of 65; or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Bank providing disability benefits to the Executive.

         (c) The Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) the Executive's death; or (v) the expiration of the term of this Agreement.

         (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.       TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

         Termination by the Bank of Executive based on "Retirement" shall mean retirement at age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Bank or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Bank shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which his death occurred.

8.       TERMINATION FOR CAUSE.

           For purposes of this Agreement, "Termination for Cause" shall include termination because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. The Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.       REQUIRED PROVISIONS.

         (a) The Bank may terminate Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 8 herein.

         (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

           (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

           (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

           (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

         (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.      NOTICE.

         (a) Any purported termination by the Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

         (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

         (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.      NON-COMPETITION.

         (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

         (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.      SOURCE OF PAYMENTS.

         All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

13.      EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

         This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.      NO ATTACHMENT.

         (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

         (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and assigns.

15.      MODIFICATION AND WAIVER.

         (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.      SEVERABILITY.

         If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.      HEADINGS FOR REFERENCE ONLY.

         The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.      GOVERNING LAW.

         This Agreement shall be governed by the laws of the State of Missouri, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.      ARBITRATION.

         Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.      PAYMENT OF LEGAL FEES.

         All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.      INDEMNIFICATION.

         The Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.      SUCCESSOR TO THE BANK OR THE COMPANY.

         The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

         IN WITNESS WHEREOF, the Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 6th day of June, 1996.

ATTEST:                               B & L BANK

/s/Steve Oliaro                       BY:/s/Erwin Oetting, Jr.
-------------------------                --------------------------
                  [SEAL]

ATTEST:                               LEXINGTON B & L FINANCIAL CORP.

/s/Steve Oliaro                       BY:/s/Erwin Oetting, Jr.
-------------------------                --------------------------
                  [SEAL]

WITNESS:

/s/Mark D. Summerlin                  /s/E. Steva Vialle
--------------------------               --------------------------
                                         E. Steva Vialle

                                   EXHIBIT 10(c)

                 Salary Continuation Agreement with Erwin Oetting

                 THE LEXINGTON BUILDING & LOAN ASSOCIATION, F.A.
                           SALARY CONTINUATION AGREEMENT

        THIS AGREEMENT is made this 16th day of February, 1996 by and between The Lexington Building & Loan Association, F.A. (the "Association"), and Erwin Oetting, Jr. (the "Executive").

                                    INTRODUCTION

        To encourage the Executive to remain an employee of the Association, the Association is willing to provide salary continuation benefits to the Executive. The Association will pay such benefits from its general assets.

        The Executive and the Association agree as follows:

                                      ARTICLE 1
                                     Definitions

        1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

               1.1.1 "Change in Control" shall mean an event deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing 25% or more of the combined voting power of the Company's or the Association's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation.

               1.1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be that section as it now exists and to any successor provision.

               1.1.3 "Company" means Lexington B&L Financial Corp., a Missouri corporation.

               1.1.4 "Deferred Retirement Date" means the Executive's actual retirement date if retirement occurs after age 60.

               1.1.5 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's positions, as determined by the Association's Board of Directors in its sole discretion. As a condition to any benefits, the Association may require the Executive to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

               1.1.6 "Normal Retirement Date" means the Executive attaining age 61.

               1.1.7 "Termination of Employment" means the Executive's ceasing to be employed by the Association for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

               1.1.8  "Plan Year"  means the twelve-month period ending
December 31.

                                      Article 2
                                  Lifetime Benefits

        2.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Date for reasons other than death, the Association shall pay to the Executive the benefit described in this Section 2.1.

               2.1.1 Amount of Benefit. The benefit under this Section 2.1 is $2,917 per month. In the event that the Executive remains in the active service of the Association until a Deferred Retirement Date, the benefit under this Section 2.1 shall be increased by 8.5% for each full year the Executive was employed by the Association between the ages of 61 and 66.

               2.1.2 Payment of Benefit. The Association shall pay the benefit to the Executive on the first day of each month commencing with the month following the Retirement Date and continuing for 179 additional months.

        2.2 Early Retirement Benefit. If the Executive terminates employment before the Normal Retirement Date, and for reasons other than death or Disability, the Association shall pay to the Executive the benefit described in Section 2.2.

               2.2.1 Amount of Benefit. The benefit under this Section 2.2 is the benefit determined under Schedule A, Column B based on the date of the Executive's Termination of Employment. Schedule A is calculated using interest method of accounting, a 8.5% discount rate, and assuming monthly compounding and monthly benefit payments.

               2.2.2 Payment of Benefits. The Association shall pay the benefit to the Executive on the first date of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

        2.3 Disability Benefit. If the Executive terminates employment for Disability prior to the Normal Retirement Date, the Association shall pay the Executive the benefit described in this Section 2.3.

               2.3.1 Amount of Benefit. The benefit under this Section 2.3 is the benefit determined under Schedule A, Column A based on the date of the Executive's Termination of Employment.

               2.3.2 Payment of Benefit. The Association shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Termination of Employment and continuing for 179 additional months.

        2.4 Change of Control Benefit. Upon the occurrence of a Change of Control while the Executive is in the active service of the Association, the Association shall pay the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

               2.4.1 Amount of Benefit. The benefit under this Section 2.4 is $296,186. In the event that the Executive remains in the active service of the Association following his Normal Retirement Date, the benefit payable under this Section 2.4 shall be increased by 8.5% for each full year prior to the effective date of the Change in Control that the Executive remained employed by the Association between the ages of 61 and 66.

               2.4.2 Payment of Benefit. The Association (or any successor thereto) shall pay the benefit to the Executive in a lump sum within 30 days of the later to occur of (i) the Executive's Normal Retirement Date or (ii) the effective date of the Change in Control.

                                      Article 3
                                    Death Benefits

        3.1 Death During Active Service. If the Executive dies while in the active service of the Association, the Association shall pay to the Executive's beneficiary the benefit described in this Section 3.1

               3.1.1 Amount of Benefits. The benefit under Section 3.1 is the lifetime benefits that would have been paid to the Executive under Section
2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

               3.1.2 Payment of Benefit. The Association shall pay the benefit to the Beneficiary on the first day of each month following the Executive's death and continuing for 179 months.

        3.2 Death During Benefit Period. If the Executive dies after benefit payment have commenced under this Agreement but before receiving all such payments, the Association shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

        3.3 Death After Early Retirement. If the Executive dies after terminating employment for Early Retirement under Section 2.2 but prior to commencement of benefits payments under this Agreement, the Association shall pay to the Executive's beneficiary the benefit described in this Section 3.3.

               3.3.1 Amount of Benefit. The benefit under Section 3.3 is the lifetime benefits that would have been paid to the Executive under Section 2.2.

               3.3.2 Payment of Benefit. The Association shall pay the benefit to the Beneficiary of the first day of each month commencing with the month following the Executive's death and continuing for 179 months.

                                      Article 4
                                    Beneficiaries

        4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Association. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Association during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Executive's estate.

        4.2 Facility of Payment. If a benefit is payable to a minor. to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Association may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent or person or incapable person. The Association may require proof of incompetency, minority, or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Association from all liability with respect to such benefit.

                                      Article 5
                                 General Limitations

        Notwithstanding any provisions of this Agreement to the contrary, the Association shall not pay any benefit under this Agreement:

        5.1 Excess Parachute Payment. To the extent the benefit would be an excess parachute payments under Section 280G of the Code.

        5.2 Termination of Cause. If the Association terminates the Executive's employment for:

               5.2.1  Gross negligence or gross neglect of duties;

               5.2.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

               5.2.3 Fraud, disloyalty, dishonestly or willful violation of any law or significant Association policy committed in connection with the Executive's employment and resulting in an adverse effect on the Association.

        5.3 Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Association.

                                      Article 6
                             Claims and Review Procedures

        6.1 Claims Procedure. The Association shall notify the Executive's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Association determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Association determines that there are special circumstances requiring additional time to make a decision, the Association shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

        6.2 Review Procedure. If the beneficiary is determined by the Association not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Association by filing a petition for review with the Association within sixty (60) days after the receipt of the notice issued by the Association. Said petition shall state the specific reasons which the beneficiary believe entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Association of the petition, the Association shall afford the beneficiary (and counsel, if any) an opportunity to present his or her positions to the Association orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Association shall notify the beneficiary of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient , the decision may be deferred for up to another sixty-day period at the election of the Association, but notice of this deferral shall be given to the beneficiary.

                                      Article 7
                              Amendment and Termination

        The Association may amend or terminate this Agreement at any time prior to the Executive's Termination of Employment by written notice to the Executive; provided, however, that any amendment or termination of this Agreement shall not affect the vested benefit of the Executive as of the date of such amendment or termination.

                                      Article 8
                                    Miscellaneous

        8.1 Binding Effect. This Agreement shall bind the Executive and the Association, and their beneficiaries, survivors, executors, administrators and transferees. The Association, or the Company acting on behalf of the Association, shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Association, expressly and unconditionally to assume and agree to perform the Association's obligations under this Agreement, in the same manner and to the same extent that the Association would be required to perform if no such succession or assignment had taken place.

        8.2 No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Association, nor does it interfere with the Association's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

        8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

        8.4 Tax Withholding. The Association shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

        8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Missouri, except to the extent preempted by the laws of the United State of America.

        8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Association for the payment of benefits under this Agreement. The benefits represent the mere promise by the Association to pay such benefits. The rights to benefits are not subject in any manner or anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Association to which the Executive and beneficiary have no preferred or secured claim.

        IN WITNESS WHEREOF, the Executive and a duly authorized officer of the Association have signed this Agreement, all of the date first written above.

                                            The Lexington Building
                                             & Loan Association, F.A.


/s/Erwin Oetting, Jr.                       /s/E. Steva Vialle
----------------------------                -------------------------------
Executive

                                   EXHIBIT 10(d)

                Salary Continuation Agreement with E. Steva Vialle

                THE LEXINGTON BUILDING & LOAN ASSOCIATION, F.A.
                         SALARY CONTINUATION AGREEMENT

        THIS AGREEMENT is made this 16th day of February, 1996 by and between The Lexington Building & Loan Association, F.A. (the "Association"), and E. Steva Vialle (the "Executive").

                               INTRODUCTION

        To encourage the Executive to remain an employee of the Association, the Association is willing to provide salary continuation benefits to the Executive. The Association will pay such benefits from its general assets.

        The Executive and the Association agree as follows:

                                 ARTICLE 1
                                Definitions

        1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

               1.1.1 "Change in Control" shall mean an event deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing 25% or more of the combined voting power of the Company's or the Association's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation.

               1.1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be that section as it now exists and to any successor provision.

               1.1.3 "Company" means Lexington B&L Financial Corp., a Missouri corporation.

               1.1.4 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive's positions, as determined by the Association's Board of Directors in its sole discretion. As a condition to any benefits, the Association may require the Executive to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

               1.1.5 "Normal Retirement Date" means the Executive attaining age 65.

               1.1.6 "Termination of Employment" means the Executive's ceasing to be employed by the Association for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

               1.1.7  "Plan Year"  means the twelve-month period ending
December 31.

                                 Article 2
                             Lifetime Benefits

        2.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Date for reasons other than death, the Association shall pay to the Executive the benefit described in this Section 2.1.

               2.1.1 Amount of Benefit. The benefit under this Section 2.1 is $1,250 per month.

               2.1.2 Payment of Benefit. The Association shall pay the benefit to the Executive on the first day of each month commencing with the month following the Retirement Date and continuing for 179 additional months.

        2.2 Early Retirement Benefit. If the Executive terminates employment before the Normal Retirement Date, and for reasons other than death or Disability, the Association shall pay to the Executive the benefit described in Section 2.2.

               2.2.1 Amount of Benefit. The benefit under this Section 2.2 is the benefit determined under Schedule A, Column B based on the date of the Executive's Termination of Employment. Schedule A is calculated using interest method of accounting, a 8.5% discount rate, and assuming monthly compounding and monthly benefit payments.

               2.2.2 Payment of Benefits. The Association shall pay the benefit to the Executive on the first date of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

        2.3 Disability Benefit. If the Executive terminates employment for Disability prior to the Normal Retirement Date, the Association shall pay the Executive the benefit described in this Section 2.3.

               2.3.1 Amount of Benefit. The benefit under this Section 2.3 is the benefit determined under Schedule A, Column A based on the date of the Executive's Termination of Employment.

               2.3.2 Payment of Benefit. The Association shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Termination of Employment and continuing for 179 additional months.

        2.4 Change of Control Benefit. Upon the occurrence of a Change of Control while the Executive is in the active service of the Association, the Association shall pay the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

               2.4.1 Amount of Benefit. The benefit under this Section 2.4 is $126,935.
               2.4.2 Payment of Benefit. The Association (or any successor thereto) shall pay the benefit to the Executive in a lump sum within 30 days after the Executive's Normal Retirement Date.

                                 Article 3
                               Death Benefits

        3.1 Death During Active Service. If the Executive dies while in the active service of the Association, the Association shall pay to the Executive's beneficiary the benefit described in this Section 3.1

               3.1.1 Amount of Benefits. The benefit under Section 3.1 is the lifetime benefits that would have been paid to the Executive under Section
2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

               3.1.2 Payment of Benefit. The Association shall pay the benefit to the Beneficiary on the first day of each month following the Executive's death and continuing for 179 months.

        3.2 Death During Benefit Period. If the Executive dies after benefit payment have commenced under this Agreement but before receiving all such payments, the Association shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

        3.3 Death After Early Retirement. If the Executive dies after terminating employment for Early Retirement under Section 2.2 but prior to commencement of benefits payments under this Agreement, the Association shall pay to the Executive's beneficiary the benefit described in this Section 3.3.

               3.3.1 Amount of Benefit. The benefit under Section 3.3 is the lifetime benefits that would have been paid to the Executive under Section 2.2.

               3.3.2 Payment of Benefit. The Association shall pay the benefit to the Beneficiary of the first day of each month commencing with the month following the Executive's death and continuing for 179 months.

                                 Article 4
                               Beneficiaries

        4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Association. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Association during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Executive's estate.

        4.2 Facility of Payment. If a benefit is payable to a minor. to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Association may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent or person or incapable person. The Association may require proof of incompetency, minority, or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Association from all liability with respect to such benefit.

                                 Article 5
                             General Limitations

        Notwithstanding any provisions of this Agreement to the contrary, the Association shall not pay any benefit under this Agreement:

        5.1 Excess Parachute Payment. To the extent the benefit would be an excess parachute payments under Section 280G of the Code.

        5.2 Termination of Cause. If the Association terminates the Executive's employment for:

               5.2.1  Gross negligence or gross neglect of duties;

               5.2.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

               5.2.3 Fraud, disloyalty, dishonestly or willful violation of any law or significant Association policy committed in connection with the Executive's employment and resulting in an adverse effect on the Association.

        5.3 Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Association.

                                 Article 6
                        Claims and Review Procedures

        6.1 Claims Procedure. The Association shall notify the Executive's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Association determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Association determines that there are special circumstances requiring additional time to make a decision, the Association shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

        6.2 Review Procedure. If the beneficiary is determined by the Association not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Association by filing a petition for review with the Association within sixty (60) days after the receipt of the notice issued by the Association. Said petition shall state the specific reasons which the beneficiary believe entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Association of the petition, the Association shall afford the beneficiary (and counsel, if any) an opportunity to present his or her positions to the Association orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Association shall notify the beneficiary of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient , the decision may be deferred for up to another sixty-day period at the election of the Association, but notice of this deferral shall be given to the beneficiary.

                                 Article 7
                          Amendment and Termination

        The Association may amend or terminate this Agreement at any time prior to the Executive's Termination of Employment by written notice to the Executive; provided, however, that any amendment or termination of this Agreement shall not affect the vested benefit of the Executive as of the date of such amendment or termination.

                                 Article 8
                               Miscellaneous

        8.1 Binding Effect. This Agreement shall bind the Executive and the Association, and their beneficiaries, survivors, executors, administrators and transferees. The Association, or the Company acting on behalf of the Association, shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Association, expressly and unconditionally to assume and agree to perform the Association's obligations under this Agreement, in the same manner and to the same extent that the Association would be required to perform if no such succession or assignment had taken place.

        8.2 No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Association, nor does it interfere with the Association's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

        8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

        8.4 Tax Withholding. The Association shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

        8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Missouri, except to the extent preempted by the laws of the United State of America.

        8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Association for the payment of benefits under this Agreement. The benefits represent the mere promise by the Association to pay such benefits. The rights to benefits are not subject in any manner or anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Association to which the Executive and beneficiary have no preferred or secured claim.

        IN WITNESS WHEREOF, the Executive and a duly authorized officer of the Association have signed this Agreement, all of the date first written above.

                                    The Lexington Building
                                     & Loan Association, F.A.


/s/E. Steva Vialle                  /s/Erwin Oetting, Jr.
-------------------------           -------------------------------
Executive

                                   EXHIBIT 10(e)

                      Severance Agreement with Mark D. Summerlin

                                    Agreement

         This AGREEMENT is made effective as of June 6, 1996 by and between B & L BANK (the "Bank"); LEXINGTON B & L FINANCIAL CORP. ("Company"); and MARK
D. SUMMERLIN (the "Executive").

         WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

         WHEREAS, Executive serves in a position of responsibility with the Bank;

         NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.       Term of Agreement

         The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Bank ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.       Payments to Executive Upon Change in Control

         (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which the Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control.

         (b) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

         (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.       Termination

         (a) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank shall be obligated to pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to 2.99 times the Executive's "base amount" within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended. Such amount shall be paid to the Executive in a lump sum no later than thirty (30) days after the date of his termination.

         (b) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive prior to his severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months from the date of the Executive's termination.

         (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

         (d) Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.       Effect on Prior Agreements and Existing Benefit Plans

         This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.       No Attachment

         (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

         (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Bank and their respective successors and assigns.

6.       Modification and Waiver

         (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.       Required Provisions

         (a) The Bank may terminate the Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

         (b) If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

           (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

           (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

           (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.       Severability

         If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.       Headings for Reference Only

         The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.      Governing Law

         The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Missouri, unless preempted by Federal law as now or hereafter in effect.

         Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect.

11.      Source of Payments

         All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

12.      Payment of Legal Fees

         All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.      Successor to the Bank or the Company

         The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

         IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the 6th day of June, 1996.

ATTEST:                                 B & L BANK

/s/E. Steva Vialle                      By: /s/Erwin Oetting, Jr.
--------------------------                  -----------------------------

ATTEST:                                 LEXINGTON B & L FINANCIAL CORP.


/s/E. Steva Vialle                      By: /s/Erwin Oetting, Jr.
--------------------------                  -----------------------------

WITNESS:

/s/Kathryn M. Swafford                  By: /s/Mark D. Summerlin
--------------------------                  -----------------------------
                                            Mark D. Summerlin

                                   EXHIBIT 10(f)

                     Severance Agreement with Kathryn M. Swafford

                                    Agreement

          This AGREEMENT is made effective as of June 6, 1996 by and between B & L BANK (the "Bank"); LEXINGTON B & L FINANCIAL CORP. ("Company"); and KATHRYN M. SWAFFORD (the "Executive").

          WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect her position therewith for the period provided in this Agreement; and

          WHEREAS, Executive serves in a position of responsibility with the Bank;

          NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.        Term of Agreement

          The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Bank ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.        Payments to Executive Upon Change in Control

          (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which the Executive elects to voluntarily terminate her employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of her principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control.

          (b) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

          (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.        Termination

          (a) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank shall be obligated to pay the Executive, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay, a sum equal to 2.99 times the Executive's "base amount" within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended. Such amount shall be paid to the Executive in a lump sum no later than thirty (30) days after the date of her termination.

          (b) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive prior to her severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months from the date of the Executive's termination.

          (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

          (d) Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.        Effect on Prior Agreements and Existing Benefit Plans

          This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.        No Attachment

          (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

          (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Bank and their respective successors and assigns.

6.        Modification and Waiver

          (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

          (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.        Required Provisions

          (a) The Bank may terminate the Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

          (b) If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

            (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

            (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

            (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.        Severability

          If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.        Headings for Reference Only

          The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.       Governing Law

          The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Missouri, unless preempted by Federal law as now or hereafter in effect.

          Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect.

11.       Source of Payments

          All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

12.       Payment of Legal Fees

          All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.       Successor to the Bank or the Company

          The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

          IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, all on the 6th day of June, 1996.

ATTEST:                               B & L BANK

/s/E. Steva Vialle                    By: /s/Erwin Oetting, Jr.
---------------------------               ---------------------------------

ATTEST:                               LEXINGTON B & L FINANCIAL CORP.

/s/E. Steva Vialle                    By: /s/Erwin Oetting, Jr.
---------------------------               ---------------------------------

WITNESS:

/s/Mark D. Summerlin                  By: /s/Kathryn M. Swafford
---------------------------               ---------------------------------
                                          Kathryn M. Swafford

                                   EXHIBIT 13

                       1996 Annual Report to Stockholders

               1996 Annual Report

               Lexington B & L Financial Corp.

Lexington B & L Financial Corp.

1996 ANNUAL REPORT




TABLE OF CONTENTS

Letter to Stockholders . . . . . . . . . . . . . . . . . . . . .     1
Business of the Corporation. . . . . . . . . . . . . . . . . . .     2
Common Stock Information . . . . . . . . . . . . . . . . . . . .     2
Selected Consolidated Financial Information. . . . . . . . . . .     3
Management's Discussion and Analysis of Financial Condition and
 Results of Operations . . . . . . . . . . . . . . . . . . . . .     5
Independent Auditors' Report . . . . . . . . . . . . . . . . . .    14
Consolidated Financial Statements. . . . . . . . . . . . . . . .    15
Notes to Consolidated Financial Statements . . . . . . . . . . .    20
Directors and Officers . . . . . . . . . . . . . . . . . . . . .    37
Corporate Information. . . . . . . . . . . . . . . . . . . . . .    37

President's Message
To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of Lexington B & L Financial Corp. and its wholly-owned subsidiary, B & L Bank, we are pleased to present our first Annual Report as a public company.

Lexington B & L Financial Corp. successfully completed its initial stock offering on June 5, 1996, and started trading on the Nasdaq (Small Cap) Stock Market on June 6, 1996 under the symbol "LXMO". Our stock was initially offered at $10.00 per share and closed at $12.50 per share on December 2, 1996. Earnings for the year ended September 30, 1996 were $460,873 or $.40 per share. Our return on average assets for the year ended September 30, 1996 was .84% with a return on average equity of 4.24%. Since completing the stock offering we are continually working to develop goals and long term strategies to increase profitability while minimizing risk, and to enhance long-term shareholder value. With our capital base, we believe we are well positioned to take advantage of appropriate growth opportunities that are consistent with our traditional operating principles.

Our primary focus continues to be directed towards being a community-oriented financial institution that provides affordable financial services and products to the citizens of Lexington and surrounding communities. With the commitment of our dedicated Board of Directors and loyal staff, we look to the future with confidence.

All of us at Lexington B & L Financial Corp. appreciate your support and look forward to a long lasting and profitable relationship.

Sincerely,

/s/ Erwin Oetting, Jr.

Erwin Oetting, Jr.
President

BUSINESS OF THE CORPORATION

Lexington B & L Financial Corp. (the "Company"), a Missouri corporation, was organized in November 1995 for the purpose of becoming the holding company for B & L Bank (formerly known as The Lexington Building and Loan Association, F.A.) (the "Bank"), upon the conversion of the Bank from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank. The conversion was completed on June 5, 1996. At September 30, 1996, the Company had total consolidated assets of $61.7 million and consolidated stockholders' equity of $18.8 million.

The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federally-chartered stock savings bank, originally organized in 1887. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

The Bank operates as a community-oriented financial institution devoted to serving the needs of its customers in its market area. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans.


COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq (Small Cap) Stock Market under the symbol "LXMO". As of September 30, 1996, there were 348 stockholders and 1,265,000 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 97,124), excluding persons or entities who hold stock in nominee or "street name". Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. There are also certain dividend limitations applicable to the Company under Missouri law. Under Missouri law, the Company is prohibited from declaring or paying dividends when its net assets are less than its stated capital or when the payment of any dividends would reduce its net assets below its stated capital.

The following table sets forth market price information for the Company's common stock. The Company has not declared any dividends on the common stock since its initial issuance on June 5, 1996.

 Fiscal 1996       High           Low
 -----------      ------        -------
 Third Quarter    $11.00         $9.375

 Fourth Quarter   $11.00         $9.50

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. The Company is primarily in the business of directing, planning and coordinating the business activities of the Bank. Since the Company had not commenced operations prior to the mutual-to-stock conversion of the Bank in June 1996, the financial information presented for the periods prior to 1996 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                                 At September 30,
                                        --------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------  ------  ------  ------  ------
                                               (Dollars in Thousands)
SELECTED FINANCIAL CONDITION DATA:
Total assets . . . . . . . . . . . .  $ 61,670 $49,981 $47,727 $47,479 $48,186
Loans receivable, net. . . . . . . .    45,348  41,111  39,379  37,605  36,387
Mortgage-backed securities . . . . .     2,063   2,535   3,135   3,710   3,974
Cash, interest-bearing deposits
  and investment securities(1) . . .    12,547   5,218   4,115   5,073   6,299
FHLB stock . . . . . . . . . . . . .       464     455     455     455     428
Deposits . . . . . . . . . . . . . .    42,237  42,401  40,711  41,004  42,306
Stockholders' equity, substantially
  restricted . . . . . . . . . . . .    18,762   7,195   6,598   6,030   5,381

                                               Year Ended September 30,
                                        --------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------  ------  ------  ------  ------
                                                 (Dollars in Thousands,
                                                Except Per Share Amounts)
SELECTED OPERATING DATA:
Interest income. . . . . . . . . . .   $ 4,073 $ 3,611 $ 3,331 $ 3,631 $ 4,212
Interest expense on deposits . . . .     2,333   2,003   1,617   1,891   2,590
                                        ------  ------  ------  ------  ------
   Net interest income . . . . . . .     1,740   1,608   1,714   1,740   1,622

Provision for loan losses. . . . . .        10      33       5      21       1
   Net interest income after            ------  ------  ------  ------  ------
     provision for loan
     losses. . . . . . . . . . . . .     1,730   1,575   1,709   1,719   1,621

Non-interest income. . . . . . . . .        99     ---      47      10      11
Non-interest expense . . . . . . . .     1,144     704     877     767     748
                                        ------  ------  ------  ------  ------
   Income before income taxes. . . .       685     871     879     962     884

Income taxes . . . . . . . . . . . .       224     300     292     312     214
                                        ------  ------  ------  ------  ------
   Net income. . . . . . . . . . . .    $  461  $  571  $  587  $  650  $  670
                                        ======  ======  ======  ======  ======
Net income per share . . . . . . . .    $  .40       *       *       *       *
                                        ======
 * Operating as a mutual institution

                                       At or For the Year Ended September 30,
                                       --------------------------------------
                                        1996    1995    1994    1993    1992
                                       ------  ------  ------  ------  ------
KEY OPERATING RATIOS:
Performance Ratios:
 Return on average assets (net
  income divided by average
  assets) . . . . . . . . . . . . . .    .84%   1.17%   1.24%   1.67%   1.36%
 Return on average equity (net
  income divided by average
  equity) . . . . . . . . . . . . . .   4.24    8.36    9.32   14.11   13.40
 Interest rate spread (difference
  between average yield on
  interest-earning assets and
  average cost of interest-
  bearing liabilities). . . . . . . .   2.22    2.75    3.20    3.28    2.95
 Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets). . . . . .   3.25    3.38    3.69    3.76    3.42
 Non-interest expense to assets . . .   1.86    1.40    1.83    1.62    1.55
 Average interest-earning assets
  to interest-bearing
  liabilities . . . . . . . . . . . .    124     115     114     112     109

Quality Ratios:
 Allowance for loan losses to
  total loans receivable at end
  of period . . . . . . . . . . . . .    .44     .49     .45     .46     .42
 Net charge offs to average
  outstanding loans receivable
  during the period . . . . . . . . .    .02     .02     ---     ---     .06
 Non-performing assets to total
  assets (2). . . . . . . . . . . . .   1.26    1.15     .76     .57    1.36

Capital Ratios:
 Equity to total assets at end
  of period (3) . . . . . . . . . . .  30.42   14.39   13.83   12.70   11.17
 Average equity to average
  assets. . . . . . . . . . . . . . .  19.73   14.00   13.26   11.80   10.18


                                                  At September 30,
                                       --------------------------------------
                                        1996    1995    1994    1993    1992
                                       ------  ------  ------  ------  ------
OTHER DATA:
 Number of:
   Real estate loans outstanding . .    1,609   1,267   1,296   1,312   1,325
   Deposit accounts. . . . . . . . .    4,573   4,660   4,475   4,415   4,610
   Full-service offices. . . . . . .        1       1       1       1       1

_______________
(1)  Includes interest-bearing deposits in other depository institutions.
(2) Non-performing assets include non-accrual loans and other repossessed assets.
(3) Includes the effect of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at September 30, 1996, 1995 and 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


General
-------

Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

Operating Strategy
------------------

The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Bank also invests in certificates of deposit, investment grade federal agency and state and local obligations and, occasionally, mortgage-backed securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

Operating results are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities.

The Bank's strategy is to operate as a conservative, well-capitalized, profitable community-oriented financial institution dedicated to financing home ownership and other consumer needs and to provide quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) limiting interest rate risk, (iv) emphasizing local loan originations, and (v) emphasizing high-quality customer service with a competitive fee structure.

Interest Rate Risk Management
-----------------------------

In order to reduce the impact on the Bank s net interest income due to changes in interest rates, the Bank's management has adopted a strategy that has been designed to maintain the interest rate sensitivity of its assets and liabilities. The primary elements of this strategy involve emphasizing the origination of adjustable-rate mortgage loans and maintaining a short- and medium-term investment portfolio. At September 30, 1996, 88.82% of the Bank's mortgage loan and mortgage-backed securities portfolio was composed of adjustable-rate loans and securities, respectively, and the average maturity of the mortgage-backed securities portfolio was less than thirteen years.

Interest Rate Sensitivity of Net Portfolio Value
------------------------------------------------

The following table is provided to the Bank by the OTS and illustrates the percent change in NPV, and the applicable limits approved by the Bank's Board of Directors, as of September 30, 1996, based on OTS assumptions. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

                 Basis
                 Point ("bp")
                 Change
                 in Rates      Board Limit     Change in NPV
                 --------      -----------     -------------

                 +400 bp        (45)%            (13)%
                 +300 bp        (25)              (8)
                 +200 bp        (20)              (4)
                 +100 bp        (10)              (1)
                    0 bp        ---              ---
                 -100 bp          8               (1)
                 -200 bp         10               (3)
                 -300 bp         11               (3)
                 -400 bp         20               (4)

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Bank's ARM loans, have features that restrict changes in interest rates on a short-term basis (1% per adjustment period) and over the life of the asset (5% over the life). Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Therefore, the data presented in the table should not be relied upon as indicative of actual results.

Results of Operations
---------------------

The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is a function of the Bank's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

Comparison of Operating Results for the Years Ended September 30, 1996 and
--------------------------------------------------------------------------
1995
----

Net Income. Net income decreased by $110,000 to $461,000 for the year ended September 30, 1996 from $571,000 for the year ended September 30, 1995. This decrease was primarily due to a one-time SAIF assessment of approximately $281,000 imposed on the Bank's deposits as a result of the enactment of the Deposit Insurance Fund Act.

Net Interest Income. Net interest income increased to $1.7 million for the year ended September 30, 1996 from $1.6 million for the year ended September 30, 1995. Total interest income increased $462,000 to $4.1 million in 1996 from $3.6 million in 1995, primarily as a result of the availability of conversion funds for investment for approximately three and one-half months and, to a lesser extent, an increase in the average yield of the loan portfolio to 8.13% from 7.73%, offset by a decrease in the average yield of the investment securities and interest-bearing deposits to 5.83% from 7.06%. Partially offsetting the increase in total interest income, interest expense on deposits increased $330,000 to $2.3 million for 1996 from $2.0 million for 1995, primarily as a result of higher interest rates paid on new and renewing certificates of deposit and, to a lesser extent, an increase in deposit average balances to $43.3 million from $41.4 million.

Because the average yield on interest- earning assets rose less than the average rate paid on interest-bearing liabilities, the Bank's net interest spread declined to 2.22% for the fiscal year ended September 30, 1996 from 2.75% for the fiscal year ended September 30, 1995, continuing the trend from the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $10,000 for the year ended September 30, 1996, as compared to $33,000 for the year ended September 30, 1995. The reduction in the provision for loan losses was primarily attributable to a reduction in the increase of non-accruing loans as compared to the prior year.

Non-interest Income. Non-interest income increased $99,000 to $99,000 for the year ended September 30, 1996 primarily due to an $8,000 gain in the year ended September 30, 1996, as compared to a $6,000 loss in the year ended September 30, 1995, on income from foreclosed assets, and a $17,000 gain on sale of equity interest in Financial Information Trust (the Bank's cooperative data processor) during the year ended September 30, 1996, as compared to a $47,000 loss during the year ended September 30, 1995, on the sale of investments.

Non-interest Expense. Non-interest expense increased $441,000 to $1,145,000 for the year ended September 30, 1996 from $704,000 for the year ended September 30, 1995, primarily due to an increase in Federal deposit insurance premiums of approximately $281,000 for the one-time SAIF assessment. The change also included an increase of $133,000 resulting from a $30,000 increase in deferred compensation expense associated with the funding of executive officer salary continuation agreements, $10,000 increase in life insurance cost, $70,000 associated with ESOP debt retirement, and the addition of one employee during the year.

Income Taxes. The provision for income taxes decreased to $224,000 for the year ended September 30, 1996 from $300,000 for the year ended September 30, 1995, primarily as a result of the approximately $281,000 one time SAIF assessment.

Comparison of Operating Results for the Years Ended September 30, 1995 and
---------------------------------------------------------------------------
1994.
----

Net Income. Net income decreased $16,000 to $571,000 for the year ended September 30, 1995 from $587,000 for the year ended September 30, 1994. This decrease was primarily due to a decrease in net interest income of $106,000, an increase in the provision for loan losses of $27,000 and a decrease in non-interest income of $47,000, offset by a decrease in non-interest expense of $173,000.

Net Interest Income. Net interest income decreased to $1.6 million for the year ended September 30, 1995 from $1.7 million for the year ended September 30, 1994. Total interest income increased $280,000 to $3.6 million for 1995 from $3.3 million for 1994, primarily as a result of increased loan volume attributable to mortgage loan refinancings during the relatively low interest rate environment and, to a lesser extent, an increase in the average yield of the loan portfolio to 7.73% from 7.55%. Total interest income also increased due to an increase in the average yield of the investment securities and interest-bearing deposits to 7.06% from 4.70%. Partially offsetting the increase in total interest income, interest expense on deposits increased $386,000 to $2.0 million for 1995 from $1.6 million for 1994, primarily as a result of higher interest rates paid on new and renewing certificates of deposit and, to a lesser extent, an increase in deposit average balances from $40.7 million to $41.4 million. Because the average yield on interest-earning assets rose less than the average rate paid on interest-bearing liabilities, the Bank's net interest spread declined to 2.75% for the fiscal year ended September 30, 1995 from 3.20% for the fiscal year ended September 30, 1994, continuing the trend from the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $32,000 for the year ended September 30, 1995, as compared to $5,000 for the year ended September 30, 1994. Management deemed that an increase in the allowance for loan losses was prudent in light of an increase in non-accruing loans.

Non-interest Income. Non-interest income decreased $47,000 to $-0- for the year ended September 30, 1995 from $47,000 for the year ended September 30, 1994, primarily due to a $47,000 loss on the sale of investments, offset by increases in insurance commissions earned by the Bank's service corporation subsidiary. The loss on the sale of investments was attributable to the sale of a FHLB bond in order to fund loan demand.

Non-interest Expense. Non-interest expense decreased $173,000 to $704,000 for the year ended September 30, 1995 from $877,000 for the year ended September 30, 1994, primarily due to a decrease in employee salaries and benefits to $359,000 from $539,000, as a result of the death of an employee and the retirement of another employee during 1995 and the absence of the one-time cost of $74,000 incurred in 1994 to fund the Bank's defined benefit retirement plan. Other operating expense was $135,000 and $131,000 for the years ended September 30, 1995 and 1994, respectively. Such expense consisted of various miscellaneous expenses, the largest three of which were office supplies and postage, auditing and tax accounting expense, and the state assessment fees, which amounted to $27,000, $26,000 and $17,000, respectively, for the year ended September 30, 1995 and $25,000, $30,000 and $16,000, respectively, for the year ended September 30, 1994.

Income Taxes. The provision for income taxes increased to $300,000 for the year ended September 30, 1995 from $291,000 for 1994 primarily as a result of accruals for expected future income tax liability.

Yields Earned and Rates Paid
----------------------------

The earnings of the Company depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative size of the Company's interest-earning assets and interest-bearing liability portfolios.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spreads, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities.

PAGE

                                                          Year Ended September 30,
                             -------------------------------------------------------------------------------------------
                                         1996                           1995                           1994
                             -----------------------------  -----------------------------  -----------------------------
                                         Interest                       Interest                       Interest
                             Average     and        Yield/  Average     and        Yield/  Average     and        Yield/
                             Balance(1)  Dividends  Cost    Balance(1)  Dividends  Cost    Balance(1)  Dividends  Cost
                             -------     ---------  ------  -------     ---------  ------  -------     ---------  ------
                                                            (Dollars in Thousands)
Interest-earning assets(2):
 Loans receivable. . . . .   $41,201       $ 3,350   8.13%  $40,249       $ 3,112   7.73%  $38,098       $ 2,876   7.55%
 Mortgage-backed
  securities . . . . . . .     2,283           147   6.44     2,820           183   6.49     3,481           225   6.45
 Investment securities
  and other interest-
  bearing deposits . . . .     9,252           539   5.83     4,476           316   7.06     4,903           230   4.70
 Certificates of deposit .       794            37   4.66       ---           ---    ---       ---           ---    ---
                             -------     ---------  ------  -------     ---------  ------  -------     ---------  ------
Total interest-bearing
 assets. . . . . . . . . .    53,530         4,073   7.61    47,545         3,611   7.59    46,482         3,331   7.17
Non-interest-earning assets:
 Office properties and
  equipment, net . . . . .       396                            418                            415
 Real estate, net. . . . .         2                             24                             12
 Other non-interest-
  earning assets . . . . .     1,134                            791                            600
                             -------                        -------                        -------
Total assets . . . . . . .   $55,062                        $48,778                        $47,509
                             =======                        =======                        =======
Interest-earning liabilities:
 Passbook, NOW and money
  market accounts. . . . .   $ 7,893           223   2.83   $ 8,101           242   2.99   $ 9,681           279   2.88
 Certificates of deposit .    35,427         2,110   5.96    33,272         1,761   5.29    31,023         1,338   4.31
                             -------     ---------  ------  -------     ---------  ------  -------     ---------  ------
Total deposits . . . . . .    43,320         2,333   5.39    41,373         2,003   4.84    40,704         1,617   3.97
Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits . . . . . . . .       393                            181                            138
 Other liabilities . . . .       485                            397                            367
                             -------                        -------                        -------
Total liabilities. . . . .    44,198                         41,951                         41,209
 Stockholders' equity. . .    10,864                          6,827                          6,300
Total liabilities and        -------                        -------                        -------
 stockholders' equity. . .   $55,062                        $48,778                        $47,509
                             =======     ---------          =======       -------          =======      --------
Net interest income. . . .                 $ 1,740                        $ 1,608                        $ 1,714
                                           =======                        =======                        =======
Interest rate spread . . .                           2.22%                          2.75%                          3.20%
                                                     ====                           ====                           ====

Net interest margin. . . .                           3,25%                          3.38%                          3.69%
                                                     ====                           ====                           ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities    124%                           115%                           114%
                                 ===                            ===                            ===

---------------
(1)  Average balances for a period are calculated using the average month-end balance during each period.
(2)  Interest-earning assets include non-accrual loans and loans 90 days or more past due.

                                     -9-

The following table sets forth (on a consolidated basis) the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                         At September 30,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
Weighted average yield on:
 Loan portfolio. . . . . . . . . . . . . . . . . .    8.06%    8.00%    7.28%
 Mortgage-backed securities. . . . . . . . . . . .    7.02     7.02     7.15
 Investment securities and interest-bearing
  deposits . . . . . . . . . . . . . . . . . . . .    5.85     6.38     6.18
 Certificates of deposit . . . . . . . . . . . . .    5.67      ---      ---
 All interest-earning assets . . . . . . . . . . .    7.56     7.80     7.18

Weighted average rate paid on:
 Deposits. . . . . . . . . . . . . . . . . . . . .    5.47     5.42     4.06
 All interest-bearing liabilities. . . . . . . . .    5.47     5.42     4.06

Interest rate spread (spread between weighted
 average yield on interest-earning assets and
 weighted average rate paid on all interest-
 bearing liabilities). . . . . . . . . . . . . . .    2.09     2.38     3.12

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
(i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) to the net change. The changes attributed to the combined impact of rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

                                     Years Ended September 30,
                         -----------------------------------------------------
                         1996 Compared to 1995       1995 Compared to 1994
                         Increase(Decrease) Due to   Increase(Decrease) Due to
                         -------------------------   -------------------------
                           Rate    Volume     Net      Rate    Volume     Net
                          ------   ------    ------   ------   ------   ------
                                         (Dollars in Thousands)

Interest-earning assets:
 Loans receivable (1). . $  163   $    75   $   238  $    70  $   166  $  236
 Mortgage-backed
  securities . . . . . .     (1)      (35)      (36)       1      (43)    (42)
 Investment securities
  and other interest-
  bearing deposits . . .    (63)      286       223      104      (18)     86
 Certificates of
  deposit. . . . . . . .     19        18        37      ---      ---     ---
Total net change in       ------   ------    ------   ------   ------   ------
 income on interest-
 earning assets. . . . .    118       344       462      175      105     280

Interest-bearing liabilities:
 Passbook, NOW and
  money market
  accounts . . . . . . .    (13)       (6)      (19)      11      (48)    (37)
 Certificates of
  deposit. . . . . . . .    231       118       349      320      103     423
Total interest-bearing    ------   ------    ------   ------   ------   ------
 liabilities . . . . . .    218       112       330      331       55     386
Net change in net         ------   ------    ------   ------   ------   ------
 interest income . . . .  $(100)    $ 232     $ 132    $(156)   $  50   $(106)
                          ======    =====     =====    ======   =====   ======

-----------------
(1) For purposes of calculating volume, rate and rate/volume variances, non-accrual loans are included in the weighted-average balance outstanding.

Liquidity and Capital Resources
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances should the Company need additional funds. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Company's liquidity ratio at September 30, 1996 was approximately 22.5%. The Company maintains a higher level of liquidity than required by regulation in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

Liquidity management is both an ongoing and long-term component of the Company's asset/liability management strategy. Excess funds generally are invested in overnight deposits and short-term certificates of deposit at the FHLB of Des Moines. Should the Company require funds beyond its ability to generate them internally, additional sources of funds are available through advances from the FHLB. The Company would pledge its FHLB stock or certain other assets as collateral for such advances.

The primary investing activity of the Company is the origination of one- to four-family mortgage loans. During the year ended September 30, 1996, the Company originated mortgage loans in the amount of $8.0 million. During the year ended September 30, 1996, the Company also purchased $3.8 million of one- to four-family mortgage loans secured by properties located in Jefferson City, Missouri. The Company purchased these loans with excess conversion funds to supplement local loan demand and, subject to market condition, intends to purchase additional such loans. Other investing activities include the purchase of certificates of deposit, investment grade federal agency and state and local obligations, and mortgage-backed securities.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996, 1995 and 1994, the Company (or the Bank) used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 1996, the Company had loan commitments for ARM only, which amounted to $879,900.

Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Company. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Company has had some success in lengthening the maturity of its certificate of deposit portfolio, a component of its asset/liability management strategy. At September 30, 1996, certificates of deposit amounted to $34.8 million, or 82.5% of total deposits, including $15.9 million which were scheduled to mature in more than one year at September 30, 1996. At September 30, 1996, $18.9 million of certificates of deposit were schedule to mature within one year. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB-Des Moines advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company is not subject to any regulatory capital requirements. The Bank is subject to certain capital requirements imposed by the OTS. The Bank satisfied each of these requirements at September 30, 1996. See Note I of the Consolidated Financial Statements.

Effect of Inflation and Changing Prices
---------------------------------------

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


Impact of New Accounting Standards
----------------------------------

See Note A of the Notes to the Consolidated Financial Statements.

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

Board of Directors
Lexington B & L Financial Corp. and Subsidiary
Lexington, Missouri

We have audited the accompanying consolidated statements of financial condition of Lexington B & L Financial Corp. ("Company") and Subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington B & L Financial Corp. and Subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

As described in note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective October 1, 1993.

                                          /s/ Moore, Horton & Carlson, P.C.

Mexico, Missouri
November 19, 1996

Lexington B & L Financial Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           September 30
                                                        1996           1995
                                                   --------------------------
ASSETS
Cash (includes interest-bearing deposits of
 $5,619,441 and $2,907,589, respectively)          $ 6,268,048    $ 3,582,607
Certificates of deposit                              2,524,854         24,854
Investment securities--Note B
 Available-for-sale, at fair value                   2,906,125        893,062
 Held-to-maturity (fair value of $1,004,791
  and $841,375, respectively)                          847,702        717,778
Mortgage-backed securities available-for-sale,
  at fair value--Note C                              2,063,402      2,535,419
Stock in Federal Home Loan Bank of Des Moines          464,300        455,200
Loans receivable--Note D                            45,347,771     41,110,703
Accrued interest receivable--Note E                    301,697        152,530
Premises and equipment--Note F                         381,186        408,219
Foreclosed real estate                                     ---         27,882
Other assets                                           564,938         73,129
                                                   -----------    -----------
                                    TOTAL ASSETS   $61,670,023    $49,981,383
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits--Note G                                  $42,236,793    $42,401,283
 Advances from borrowers for property taxes
  and insurance                                        162,659        174,193
 Other liabilities                                     508,602        211,264
                                                    ----------     ----------
                               TOTAL LIABILITIES    42,908,054     42,786,740

Commitments and contingencies--Note L

Stockholders' Equity--Notes I, J and M
 Preferred stock, $.01 par value; 500,000 shares
  authorized, none issued                                  ---            ---
 Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,265,000 shares issued & outstanding     12,650            ---
 Additional paid-in capital                         12,071,392            ---
 Retained earnings-substantially restricted-
  -Notes I and M                                     7,649,330      7,188,457
 Unearned ESOP shares--Note J                         (971,240)           ---
 Unrealized gain (loss) on securities available-
  for-sale, net of tax                                    (163)         6,186
                                                   -----------    -----------
                     TOTAL STOCKHOLDERS' EQUITY     18,761,969      7,194,643
                                                   -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $61,670,023    $49,981,383
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                                      -15-
PAGE

Lexington B & L Financial Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended September 30, 1996, 1995 and 1994

                                                                              Unrealized
                                                                              Gain (Loss)
                                                                                  on
                                                                              Securities
                                                                              Available-           Total
                                        Common Stock    Additional            Unearned  For-Sale,  Stock-
                                      ----------------  Paid-In    Retained   ESOP      Net of     holders'
                                      Shares    Amount  Capital    Earnings   Shares     Tax       Equity
                                      ---------------------------------------------------------------------

Balance at  September 30, 1993           ---  $  ---  $     ---  $6,030,389   $    ---   $   ---  $6,030,389
Adoption of accounting change
 to record net unrealized gain
 on securities available-for-sale
 at October 1, 1993                      ---     ---        ---         ---        ---    51,758      51,758
Net income                               ---     ---        ---     587,376        ---       ---     587,376
Change in unrealized gain (loss)
 on securities available-for-sale,
 net of tax                              ---     ---        ---         ---        ---   (71,183)   (71,183)
                                   ---------  ------  ---------   ---------  ---------   -------   ---------
BALANCE AT SEPTEMBER 30, 1994            ---     ---        ---   6,617,765        ---   (19,475)  6,598,340

Net income                               ---     ---        ---     570,692        ---       ---     570,692
Change in unrealized gain (loss)
 on securities available-for-sale,
 net of tax                              ---     ---         ---        ---        ---    25,611      25,611
                                   ---------  ------  ----------  ---------- ---------   -------  ----------
BALANCE AT SEPTEMBER 30, 1995            ---     ---         ---  7,188,457        ---     6,186   7,194,643

Net income                               ---     ---         ---    460,873        ---      ---     460,873
Net proceeds from  issuance of
 common stock--Note M              1,265,000  12,650  12,071,304        ---        ---      ---  12,083,954
Common stock issued to
 Employee Stock Ownership
 Plan (ESOP)--Note J                     ---     ---         ---        --- (1,012,000)     ---  (1,012,000)
Release of ESOP shares                   ---     ---          88        ---     40,760      ---      40,848
Change in unrealized gain (loss)
 on securities available-for-sale,
 net of tax                              ---     ---         ---        ---        ---   (6,349)     (6,349)
                                   --------- ------- ----------- ---------- ----------  ------- ------------
BALANCE AT SEPTEMBER 30, 1996      1,265,000 $12,650 $12,071,392 $7,649,330 $(971,240)  $  (163) $18,761,969
                                   ========= ======= =========== ========== ==========  ======== ===========

See accompanying notes to consolidated financial statements.

                                    -16-

Lexington B & L Financial Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended September 30
                                                  1996       1995       1994
                                              --------------------------------
Interest Income
 Mortgage loans                               $3,140,193 $2,962,378 $2,760,348
 Other loans                                     210,256    149,183    115,195
 Investment securities and interest-
  bearing deposits                               575,708    316,121    230,376
 Mortgage-backed securities                      147,119    183,102    224,606
                                               ---------  ---------  ---------
    Total Interest Income                      4,073,276  3,610,784  3,330,525

Interest Expense on Deposits--Note G           2,332,708  2,002,990  1,616,909
                                               ---------  ---------  ---------
    Net Interest Income                        1,740,568  1,607,794  1,713,616

Provision for Loan Losses--Note D                 10,013     32,460      5,000
    Net Interest Income After Provision        ---------  ---------  ---------
     for Loan Losses                           1,730,555  1,575,334  1,708,616

Non-interest Income (Loss)
 Service charges and other fees                   24,342     26,320     30,812
 Commissions, net                                 25,960     20,856     12,929
 Income (loss) from foreclosed real estate         8,490     (5,600)     5,545
 Loss on sale of investments--Note B                (175)   (46,606)   (3,866)
 Loss on equipment disposals                         ---        ---    (2,111)
 Other                                            40,203      4,864      3,569
                                               ---------  ---------  ---------
    Total Non-Interest Income (Loss)              98,820       (166)    46,878

Non-interest Expense
 Employee salaries and benefits                  470,209    327,870    490,221
 Occupancy costs                                  58,453     58,868     52,437
 Advertising                                      10,545      7,665     11,103
 Data processing                                  58,142     49,298     49,991
 Federal insurance premium                       378,003     94,006     93,508
 Other                                           169,150    166,769    179,558
                                               ---------  ---------  ---------
    Total Non-interest Expense                 1,144,502    704,476    876,818
                                               ---------  ---------  ---------
              INCOME BEFORE INCOME TAXES         684,873    870,692    878,676

Income Taxes--Note H                             224,000    300,000    291,300
                                               ---------  ---------  ---------
                              NET INCOME       $ 460,873  $ 570,692  $ 587,376
                                               =========  =========  =========
Net income per share                           $     .40        N/A        N/A
                                               =========  =========  =========

See accompanying notes to consolidated financial statements.

Lexington B & L Financial Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended September 30
                                              1996       1995       1994
                                           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $460,873   $  570,692   $  587,376
 Adjustments to reconcile net income to
  net cash provided by operating
  activities
   Depreciation and amortization             27,589       28,135       25,202
   Amortization of premiums and discounts   (57,278)     (53,092)     (53,694)
   Gain on sales of foreclosed real estate   (8,490)        (811)         ---
   Loss on sales of securities available-
    for-sale                                    ---       46,606          ---
   Loss on securities held-to-maturity
    called                                      175          ---        3,866
   Carrying value of equipment disposal         ---          ---        2,111
   Provisions for loan losses                10,013       32,460        5,000
   Stock and patronage dividends             (9,100)     (18,636)         ---
   Proceeds for past patronage dividends     25,368          ---          ---
  ESOP shares released                       40,848          ---          ---
   Changes to assets and liabilities
    increasing (decreasing) cash flows
     Accrued interest receivable           (149,167)     (30,063)       1,788
     Other assets                           (57,177)         537         (755)
     Other liabilities                      300,511      (42,506)     (35,867)
                                           --------   ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   584,165      533,322      535,027

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from principal payments of
  mortgage-backed securities available-
  for-sale                                  438,777      629,255    1,039,659
 Proceeds from sales of securities
  available-for-sale                            ---      429,375          ---
 Proceeds from maturity of securities
  held-to-maturity                           43,459          ---      107,165
 Proceeds from maturity of certificates
  of deposit                                    ---      769,000      600,000
 Loans originated, net of repayments       (436,345)  (1,806,852)  (1,833,221)
 Proceeds from sales of foreclosed real
  estate                                     40,570       69,600       47,222
 Purchase of certificates of deposits    (2,500,000)         ---   (1,170,000)
 Purchase of mortgage-backed securities
  available-for-sale                            ---          ---     (501,484)
 Purchase of securities available-for-
  sale                                   (2,000,625)         ---     (870,500)
 Purchase of securities held-to-maturity   (105,000)         ---          ---
 Purchase of loans                       (3,814,934)         ---          ---
 Purchase of life insurance policies to
  fund salary continuation plan            (460,000)         ---          ---
 Purchase of premises and equipment            (556)     (24,333)     (29,433)
NET CASH PROVIDED BY (USED IN)           ----------   ----------   ----------
  INVESTING ACTIVITIES                   (8,794,654)      66,045   (2,610,592)

Lexington B & L Financial Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS - Cont'd

                                                 Year ended September 30
                                                 1996        1995       1994
                                            ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits        $ (164,490) $1,689,796  $(292,945)
 Net increase (decrease) in advances
  from borrowers for property taxes
  and insurance                                (11,534)     (1,911)    18,415
 Proceeds from sale of common stock         12,083,954         ---        ---
 Loan to ESOP                               (1,012,000)        ---        ---
                                           -----------  ---------- ----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                       10,895,930   1,687,885   (274,530)
                                           -----------  ---------- ----------
NET INCREASE (DECREASE) IN CASH              2,685,441   2,287,252 (2,350,095)
Cash, beginning of year                      3,582,607   1,295,355  3,645,450
                                           -----------  ---------- ----------
                       CASH, END OF YEAR   $ 6,268,048  $3,582,607 $1,295,355
                                           ===========  ========== ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid for:
  Interest on deposits                     $ 2,368,816  $1,993,279 $1,619,498
                                           ===========  ========== ==========
  Income tax                               $   275,302  $  307,393 $  341,682
                                           ===========  ========== ==========


 Noncash investing and financing
  activities are as follows:
  Loans to facilitate sales of real
   estate                                 $    26,587  $   14,900 $      ---
                                          ===========  ========== ==========
  Foreclosed real estate acquired by
   foreclosure or deed in lieu of
   foreclosure                            $    30,785  $   42,803 $   53,868
                                          ===========  ========== ==========
  Stock and patronage dividends           $     9,100  $   18,636 $      ---
                                          ===========  ========== ==========

See accompanying notes to consolidated financial statements.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996, 1995 and 1994



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 5, 1996, B & L Bank (formerly known as The Lexington Building and Loan Association, F.A.) (the "Bank") converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank and became a wholly-owned subsidiary of a newly formed Missouri holding company, Lexington B & L Financial Corp. (the "Company"). See Note M for additional information.

The following summarizes the significant accounting policies of the Company and the Bank.

Principles of Consolidation: The consolidated financial statements include the accounts of the Lexington B & L Financial Corp. and its wholly-owned subsidiary, the Bank, and B & L Financial Services, Inc., a wholly-owned subsidiary of the Bank. B & L Financial Services, Inc., principally provides insurance products for the Bank's customers. Significant intercompany balances and transactions have been eliminated in consolidation.

Investment Securities: Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities", which established three classifications of investment securities: trading, held-to-maturity and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability and the intent to hold these securities to maturity. Such securities are reported at amortized cost.

All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income tax as a separate component of equity.

Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the classification of all securities as either held-to-maturity or available-for-sale. At September 30, 1996 and 1995, the Company had no securities designated as trading.

Mortgage-backed Securities: Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of equity. Gains or losses on sales of mortgage-backed securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

Stock in Federal Home Loan Bank of Des Moines: Stock in the Federal Home Loan Bank of Des Moines is stated at cost and the amount of stock held is determined by regulation. No ready market exists for such stock and it has no quoted market value.

Loans Receivable: Loans receivable are carried at unpaid principal balances, less allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

The company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage is the Company's primary loan investment.

Loans are placed on nonaccrual status when principal or interest is delinquent for 90 days or more. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Impaired Loans: The Association adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases, and debt securities. The Company considers all one- to four-family residential mortgage loans, construction loans, and all consumer and other loans to be smaller homogeneous loans.

The Company assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flow, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

Premises and Equipment: Premises and equipment have been stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to forty years.

Foreclosed Real Estate: Real estate acquired in settlement of loans is carried at the lower of the balance of the related loan at the time of foreclosure or fair value less the estimated costs to sell the asset. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair market value.

Income Taxes: The Company files a consolidated federal income tax return with its wholly-owned subsidiary. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective October 1, 1993. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The effect of this accounting change at the date of adoption was not material.

Statements of Cash Flows: For purposes of the cash flows, cash and amounts due from depository institutions and interest-bearing deposits in other banks with a maturity of three months or less at date of purchase are considered cash equivalents.

Risks and Uncertainties: The Company is a community-oriented financial institution which provides traditional financial services within the areas it serves. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located primarily in Lafayette County, Missouri. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in that area. This geographic concentration is considered in management's establishment of the allowance for loan losses.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more or less rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Company.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examination.

Net Income Per Share: Net income per share of common stock has been computed on the basis of the weighted-average number of shares of common stock and common stock equivalents assumed to be outstanding. The calculation assumes the common stock issued in 1996 has been outstanding for all periods and considers ESOP shares which have been committed to be released as outstanding.

New Accounting Standards:
------------------------

Accounting for Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and is effective for years beginning after December 15, 1995. The statement generally addresses required disclosures for long-lived impaired assets and long-lived impaired asset to be disposed of. The impact of the adoption of the new accounting standard on the consolidated financial statements is not expected to be material.

Accounting for Loan Servicing Rights

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" and is effective for years beginning after December 15, 1995. The statement generally requires entities that sell or securitize loans and retain the mortgage servicing rights to allocate the total cost of the mortgage loans to the mortgage servicing right and the loan based on their relative fair value. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and evaluated for impairment based on fair value. The impact of the adoption of the new accounting standard on the consolidated financial statements is not expected to be material.

Accounting for Stock-Based Compensation

In October, 1995, the FASB issued SFAS No. 123," Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995, with earlier application permitted. The Company is awaiting stockholder approval of its management recognition plan and stock option plan. Management of the Company cannot determine the effect of the compensation plans on the financial position or results of operations.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

Reclassification: Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

NOTE B--INVESTMENT SECURITIES
                                                  Gross Unrealized
                                     Amortized   ------------------   Fair
                                       Cost       Gains    Losses     Value
                                    ------------------------------------------
U.S. government and Federal agency
 obligations available-for-sale:
 September 30, 1996                 $2,900,600   $ 5,997   $  (472) $2,906,125
                                    ==========   =======   =======  ==========
 September 30, 1995                 $  899,575   $   300   $(6,813) $  893,062
                                    ==========   =======   =======  ==========
State and local obligations held-
 to-maturity:
 September 30, 1996                 $  847,702  $157,548   $  (459) $1,004,791
                                    ==========  ========   =======  ==========
 September 30, 1995                 $  717,778  $127,314   $(3,717) $  841,375
                                    ==========  ========   =======  ==========

The scheduled contractual maturities of debt securities at September 30, 1996, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                  Held-to-Maturity      Available-for-Sale
                                 --------------------   ----------------------
                                  Amortized   Fair      Amortized   Fair
                                    Cost      Value       Cost      Value
                                 --------------------   ----------------------
Amounts maturing:
 One year or less                $     ---  $      ---  $  399,722  $  399,250
 After one year through
  five years                           ---         ---   2,500,878   2,506,875
 After five years through
  ten years                        347,473     405,791         ---         ---
 After ten years                   500,229     599,000         ---         ---
                                ----------  ----------  ----------  ----------
                                $  847,702  $1,004,791  $2,900,600  $2,906,125
                                ==========  ==========  ==========  ==========

During 1996 and 1994, state and local obligations held-to-maturity with an amortized cost of $43,634 and $118,067 were called for redemption resulting in gross realized losses of $175 and $3,866, respectively.

During 1995, securities available-for-sale sold for total proceeds of $429,375 resulting in a gross realized loss of $46,606.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE C--MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available-for-sale consist of the following:

                                                 Gross Unrealized
                                   Amortized     ----------------      Fair
                                      Cost       Gains     Losses      Value
                                  --------------------------------------------
September 30, 1996
  GNMA                            $  295,666   $ 23,019  $    ---   $  318,685
  FNMA                               528,822        578    (5,061)     524,339
  FHLMC                            1,244,683      1,740   (26,045)   1,220,378
                                  ----------   --------  --------   ----------
                                  $2,069,171   $ 25,337  $(31,106)  $2,063,402
                                  ==========   ========  ========   ==========
September 30, 1995
  GNMA                            $  386,405   $ 28,422  $    ---   $  414,827
  FNMA                               657,259      1,307       ---      658,566
  FHLMC                            1,475,963      2,822   (16,759)   1,462,026
                                  ----------   --------  --------   ----------
                                  $2,519,627   $ 32,551  $(16,759)  $2,535,419
                                  ==========   ========  ========   ==========

The amortized cost and fair value of mortgage-backed securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                  Amortized         Fair
                                                    Cost            Value
                                                 -------------------------
 Amounts maturing:
   After one year through five years             $  863,661     $  840,169
   After ten years                                1,205,510      1,223,233
                                                  ---------        -------
                                                 $2,069,171     $2,063,402
                                                 ==========     ==========

Mortgage-backed securities were pledged to secure deposits as required or permitted by law, with an amortized cost of $836,894 and fair value of $820,995 at September 30, 1996.

NOTE D--LOANS RECEIVABLE

Loans receivable consist of the following at September 30:

                                                     1996           1995
                                                 --------------------------
Mortgage loans
  One- to four-family residences                 $40,537,065    $37,485,866
  Multi-family residential                           103,352        132,668
  Commercial                                       1,016,901        845,540
  Construction                                       613,000        426,819
  Land                                               488,610        483,041
                                                  ----------     ----------
                                                  42,758,928     39,373,934
 Less undisbursed portion of mortgage loans          249,502        307,768
                                                  ----------     ----------
                                                  42,509,426     39,066,166

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE D--LOANS RECEIVABLE - Cont'd

                                                      1996           1995
 Consumer and other loans                        --------------------------

  Home equity                                    $   486,389    $   300,601
  Loans on savings                                 1,210,549        844,212
  Automobile loans                                 1,089,563        838,554
  Other                                              252,844        262,170
                                                   3,039,345      2,245,537
                                                 -----------    -----------
                                                  45,548,771     41,311,703
 Less allowance for loan losses                      201,000        201,000
                                                 -----------    -----------
                                                 $45,347,771    $41,110,703
                                                 ===========    ===========

At September 30, 1996 and 1995, the Company serviced loans amounting to $21,106 and $40,462, respectively, for the benefit of others. Also, the Company had loans serviced by others amounting to $4,670,821 and $1,211,799 at September 30, 1996 and 1995, respectively.

In the ordinary course of business, the Company makes loans to its directors and officers at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                   Year end September 30
                                                      1996      1995
                                                   ----------------------

Balance, beginning of period                       $198,292  $240,705
Originations                                         19,658       ---
Payments                                             (9,775)  (42,413)
                                                   --------  --------
                          BALANCE, END OF PERIOD   $208,175  $198,292
                                                   ========  ========

Allowance for loan losses is as follows:

                                           Year Ended September 30
                                           1996      1995      1994
                                         ----------------------------

 Balance, beginning of period            $201,000  $178,000  $173,000
 Provision for loan losses                 10,013    32,460     5,000
 Charge-offs, net of recoveries           (10,013)   (9,460)      ---
                                         --------  --------  --------
                BALANCE, END OF PERIOD   $201,000  $201,000  $178,000
                                         ========  ========  ========

At September 30, 1996 the recorded investment in impaired loans, for which there is no need for a valuation allowance based upon the measure of the loan's fair value of the underlying collateral, was $105,781. The average recorded investment in impaired loans during the year ended September 30, 1996, was $38,798 and the related interest

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE D--LOANS RECEIVABLE - Cont'd

income that would have been recorded had the loans been current in accordance with their original terms amounted to approximately $5,600. The amount of interest included in interest income on such loans for the year ended September 30, 1996, amounts to approximately $2,300.

The allowance for losses on foreclosed real estate is $-0- at September 30, 1996 and 1995, and October 1, 1994.

NOTE E--ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at September 30:

                                                     1996      1995
                                                   ------------------

 Loans receivable                                  $208,028  $128,583
 Mortgage-backed securities                          12,074    14,597
 Investments and other                               81,595     9,350
                                                   --------  --------
                                                   $301,697  $152,530
                                                   ========  ========

NOTE F--PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:

                                                      1996      1995
                                                   ------------------

 Land                                              $ 48,676  $ 48,676
 Building and improvements                          515,595   515,595
 Furniture and equipment                            155,722   155,166
                                                   --------  --------
                                                    719,993   719,437
 Less accumulated depreciation and amortization     338,807   311,218
                                                   --------  --------
                                                   $381,186  $408,219
                                                   ========  ========

NOTE G--DEPOSITS

Deposit account balances are summarized as follow at September 30:

                       Weighted
                       Average
                       Rate at         1996              1995
                       September ----------------   ----------------
                          30,
                         1996      Amount      %      Amount      %
                       --------  -----------------------------------

Non-interest-bearing     ---%    $  505,264   1.2%  $ 305,152    .7%
NOW                     2.52        971,504   2.3    1,152,353   2.7
Money Market            3.28      2,082,300   4.9    1,969,883   4.7
Passbook savings        3.05      3,851,499   9.1    3,589,906   8.5
                                 ----------  ----   ----------  ----
                                  7,410,567  17.5    7,017,294  16.6

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE G--DEPOSITS - Cont'd

                         Weighted
                         Average
                         Rate at
                         September      1996               1995
                            30,   ---------------    -----------------
                           1996    Amount      %       Amount      %
                         -------- ------------------------------------
Certificates of deposit:
  3.00 to 3.99%          3.75% $     8,107    ---%  $   998,231    2.4%
  4.00 to 4.99%          4.54      912,701    2.2     2,708,827    6.4
  5.00 to 5.99%          5.52   20,862,976   49.4    18,119,665   42.7
  6.00 to 6.99%          6.34    7,222,095   17.1     7,383,464   17.4
  7.00 to 7.99%          7.32    2,230,029    5.3     2,218,704    5.2
  8.00 to 8.99%          8.00    3,590,318    8.5     3,955,098    9.3
                               -----------  -----   -----------  -----
                                34,826,226   82.5    35,383,989   83.4
                               -----------  -----   -----------  -----
                               $42,236,793  100.0%  $42,401,283  100.0%
                               ===========  =====   ===========  =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3,241,000 and $2,885,000 at September 30, 1996 and
1995, respectively.  Deposits over $100,000 are not federally insured.

The Company had deposits of approximately $871,096 and $1,022,882 for its directors and officers at September 30, 1996 and 1995, respectively.

At September 30, 1996, contractual maturities of certificate accounts are as follows:

   Stated                       Year Ended September 30
Interest Rate       1997       1998       1999      2000      2001     After
------------- ----------------------------------------------------------------

3.00 to 3.99% $     8,107 $      --- $      --- $      --- $      ---  $   ---
4.00 to 4.99%     688,667    224,034        ---        ---        ---      ---
5.00 to 5.99%  15,018,395  4,113,755  1,581,015    149,811        ---      ---
6.00 to 6.99%   3,133,694  1,217,731    666,632    838,211    820,227  545,600
7.00 to 7.99%      17,076    760,594    230,442    169,890  1,052,027      ---
8.00 to 8.99%         ---        ---        ---        ---  3,590,318      ---
              ----------- ---------- ---------- ----------  --------- --------
              $18,865,939 $6,316,114 $2,478,089 $1,157,912 $5,462,572 $545,600
              =========== ========== ========== ========== ========== ========

Interest expense on deposits are as follows:
                                                   Year Ended September 30
                                                  1996       1995       1994
                                              --------------------------------
Passbook, Now and Money Market savings
 accounts                                     $  223,471 $  242,172 $  278,938
 Certificate accounts                          2,109,237  1,760,818  1,337,971
                                              ---------- ---------- ----------
                                              $2,332,708 $2,002,990 $1,616,909
                                              ========== ========== ==========

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE H--INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                            Year Ended September 30
                                            1996      1995      1994
                                          ----------------------------

Current                                   $319,900  $317,200  $304,000
Deferred                                   (95,900)  (17,200)  (12,700)
                                          --------  --------  --------
                                          $224,000  $300,000  $291,300
                                          ========  ========  ========

In addition, the Company recorded deferred income tax (benefit) to equity relating to unrealized gains and losses on investment securities available-for-sale of ($3,175), $12,809 and ($9,715) for the years ended September 30, 1996, 1995 and 1994, respectively.

The provision for income taxes as shown on the consolidated statements of income differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:

                                              Year Ended September 30
                                        1996           1995           1994
                                 -------------------------------------------
                                   Amount   %     Amount   %     Amount   %
                                 -------------------------------------------
Income tax expense at statutory
 rates                           $232,857 34.0% $296,035 34.0% $298,750 34.0%
Increase (decrease) in taxes
 resulting from:
  Tax bad debt deduction              ---  ---       ---  ---   (22,072)(2.5)
  Tax exempt income, net of
   related expenses               (21,573)(3.2)  (19,508)(2.2)  (19,813)(2.2)
  State income tax, net of
   federal benefit                 14,208  2.1    23,232  2.7    29,700  3.4
  Other, net                       (1,492) (.2)      241  ---     4,735   .5
                                 -------- ----  -------- ----  -------- ----
                                 $224,000 32.7% $300,000 34.5% $291,300 33.2%
                                 ======== ====  ======== ====  ======== ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                       September 30
                                                      1996      1995
                                                    ------------------
Deferred tax assets
 Allowance for loan losses                          $ 29,200  $ 29,213
 Excess pension contribution                             ---     7,374
 Unrealized loss on available-for-sale
  securities                                              81       ---
 Savings Association Insurance Fund assessment       103,800       ---
Deferred compensation                                 11,200       ---
Deferred tax liabilities
 Depreciation                                        (33,800)  (36,637)
 Federal Home Loan Bank of Des Moines stock
  dividend                                            (57,000)  (53,650)
 Unrealized gain on available-for-sale
  securities                                             ---    (3,094)
                                                    --------  --------
                NET DEFERRED TAX ASSET (LIABILITY)  $ 53,481  $(56,794)
                                                    ========  ========
                                     -29-

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE I--REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform Recovery and Enforcement Act ("FIRREA") of 1989, as implemented by a rule promulgated by OTS, saving institutions are required to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum of 3.0% core/leverage capital ratio, and a minimum 8% total risk-based capital. FIRREA also restricts investment activities with respect to noninvestment grade corporate debt and certain other investments and increases the required ratio of housing-related assets in order to qualify as a savings institution.

The following table presents the Bank's capital position relative to its regulatory capital requirements under FIRREA at September 30, 1996:

                                          Regulatory Capital
                                          Tangible   Core   Risk-based
                                          ----------------------------
                                             (Dollars in Thousands)

 GAAP capital                              $12,644  $12,644   $12,644
 Adjustments to capital:
   Unrealized losses                             4        4         4
   General valuation allowances as
    defined                                    ---      ---       142
                                          --------  -------   -------
                      REGULATORY CAPITAL    12,648   12,648    12,790
 Regulatory capital requirement                894    1,788     2,376
                                          --------  -------   -------
               EXCESS REGULATORY CAPITAL   $11,754  $10,860   $10,414
                                           =======  =======   =======

 Regulatory capital ratio                     19.7%    18.2%     35.1%
 Regulatory capital requirement                1.5      3.0       8.0
                                          --------  -------   -------
         EXCESS REGULATORY CAPITAL RATIO      18.2%    15.2%     27.1%
                                              ====     ====      ====

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions such as the Bank, which are defined as "well capitalized", must generally have a leverage capital (core) ratio of at least 5%, a tier risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In November 1994, the OTS revised its regulations whereby unrealized gains or losses on available-for-sale securities accounted for under SFAS No. 115 are not considered in the determination of regulatory capital. FDICIA also provided for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions and other changes in the legal and regulatory environment for institutions.

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts, which differs from the provisions for such losses charged to income. Accordingly, retained earnings at September 30, 1996, includes income of approximately $2,000,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb loan losses, federal income taxes may be imposed at the then applicable rates. The Bank's retained earnings at September 30, 1996, were substantially restricted because of the effect of these bad debt reserves.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE J--BENEFIT PLANS

The Company is a participating employer in a multi-employer plan trusteed pension plan that covers and provides defined benefits to substantially all full-time employees of the Company after one year of service. The plan assets exceeded vested benefits as of June 30, 1995, the date of the most current actuarial valuation. The Company portion of the plan assets and accumulated plan benefits has not been determined. Pension expense of $27,224, $9,250 and $93,166 was recognized for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company also has a 401(k) salary reduction plan for all full-time employees. The plan is entirely funded by participant contributions. Participants may make deferrals up to 15% of compensation.

The Company has also entered into a salary continuation agreement with two of its officers. These agreements provide for monthly deferred compensation payments for a period of 180 months following retirement. The Company has purchased life insurance policies to fund these agreements. Deferred compensation charged to operations for the years ended September 30, 1996, 1995 and 1994 was $30,289, $-0- and $-0-, respectively.

In connection with the conversion from mutual to stock form, the Company established an employee stock ownership plan ("ESOP") for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

The ESOP borrowed $1,012,000 from the Company to fund the purchase of 101,200 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the common stock and is to be repaid in equal quarterly installments of principal and interest payable through March, 2006 at the prime rate published in the Wall Street Journal (8.25% at September 30, 1996). The intercompany ESOP note and related interest were eliminated in consolidation.

The Company makes quarterly contributions to the ESOP which are equal to the debt service less dividends on unallocated ESOP shares used to repay the loan. Dividends on allocated shares will be paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service.

Effective with the date of the stock conversion the Company adopted Statement of Position ("SOP") 93-6. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the year ended September 30, 1996 was $40,848. The fair value of unreleased shares based on market price of the Company's stock was $1,056,224 at September 30, 1996.

The number of ESOP shares at September 30, 1996 are summarized as follows:

 Shares released for allocation                                 4,076
 Unreleased shares                                             97,124
                                                              -------
                                                              101,200
                                                              =======

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE K--INCENTIVE PLANS

Management Recognition Plan and Trust ("MRP"): The Company intends to seek approval of the MRP at a meeting of stockholders as a method of providing officers, employees and nonemployee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company plans to contribute funds to the MRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Such shares would be acquired either through open market purchases or from authorized but unissued shares of common stock. Under the MRP, awards would be granted in the form of shares of common stock held by the MRP. These shares represent deferred compensation and would be accounted for as a reduction of stockholders' equity.

Stock Option Plan: The Company also intends to seek stockholder approval of the 1996 Stock Option Plan ("Stock Option Plan") which will reserve a number of shares equal to 10% of the number of shares issued in the conversion. The Stock Option Plan provides for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Option Plan is intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward officers and key employees for outstanding performance.

NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit.
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company does not generally require collateral or other security on unfunded loan commitments until such time that loans are funded.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties.

At September 30, 1996 and 1995, the Bank was committed to originate loans aggregating approximately $879,900 and $784,900, respectively. Fixed loan commitments approximated $18,000 and $15,000 at September 30, 1996 and 1995, respectively, with interest rates ranging from 8.50% to 10.00%.

At September 30, 1996, the Company had amounts on deposit at banks and federal agencies in excess of federally insured limits of approximately $8,458,000.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE M--PLAN OF CONVERSION

On November 15, 1995, the Lexington Building and Loan Association, F.A. (currently B & L Bank) Board of Directors adopted, and on February 14, 1996, subsequently amended, a plan ("Plan") to convert from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank. The Plan included the formation of a holding company which acquired all of the capital stock of the Bank issued upon its conversion from a mutual to stock form of ownership. In connection with the conversion, which was consummated on June 5, 1996, the Company issued and sold to the public 1,265,000 shares of its common stock (par value $.01 per share) at a price of $10.00 per share. The proceeds, net of $566,046 in conversion costs, received by the Company for the issuance amounted to $12,083,954. Prior to the completion of the conversion, the Company had no assets or liabilities and did not conduct any business other than of an organizational nature.

At the time of conversion, the Bank established a liquidation account in the amount equal to the equity of the Bank as of the date of the latest balance sheet contained in the final prospectus. The liquidation account is maintained for the benefit of certain eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account proportionate to the current adjusted qualifying balances for accounts then held.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 1995, the Company adopted SFAS No. 107, Disclosures about Fair Values of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

  Cash and due from banks: The carrying amounts of cash and due from depository institutions approximate their fair value.

  Certificates of deposit: The carrying amount of certificates of deposit approximate their fair value.

  Investment and mortgage-backed securities: Fair value is determined by reference to quoted market prices.

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS - Cont'd

  Stock in FHLB: This stock is a restricted asset and its carrying value is a reasonable estimate of fair value.

  Loans receivable: The fair value of first mortgage loans is estimated by using discounted cash flow analyses, using interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. The majority of real estate loans are residential. First mortgage loans are segregated by fixed and adjustable interest terms. The fair value of consumer loans is calculated by using the discounted cash flow based upon the current market for like instruments. Fair values for impaired loans are estimated using discounted cash flow analyses.

  Accrued interest receivable:  The carrying value approximates fair value.

  Transaction deposits: Transaction deposits, payable on demand or with maturities of 90 days or less, have a fair value equal to book value.

  Certificates of deposit: The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar maturities.

  Advances from borrowers for taxes and insurance: The book value approximates fair value.

  All other liabilities:  The book value approximates fair value.

  Off-balance sheet instruments: The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year-end are significant to the Bank's consolidated financial position.

  Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The valuation techniques employed above involve uncertainties and are affected by assumptions used and judgements regarding prepayments, credit risk, discount rates, cash flows and other factors. Changes in assumptions could significantly affect the reported fair value.

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The amounts at September 30, 1996 (dollars in thousands) are as follows:

                                                     Carrying    Fair
                                                     Amount      Value
                                                     -----------------
ASSETS
 Cash                                                $ 6,268   $ 6,268
 Certificates of deposit                               2,525     2,525
 Investment securities available-for-sale              2,906     2,906
 Investment securities held-to-maturity                  848     1,005

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS - Cont'd

                                                     Carrying   Fair
                                                     Amount     Value
                                                     -----------------
ASSETS - Cont'd
 Mortgage-backed securities                          $ 2,063   $ 2,063
 Stock in FHLB                                           464       464
 Loans receivable                                     45,348    44,613
  Accrued interest receivable                            302       302
LIABILITIES
 Transaction accounts                                  7,411     7,411
 Certificates of deposit                              34,826    35,185
 Advances from borrowers for taxes and insurance         163       163

NOTE O--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Lexington B & L Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                            September 30
                                                                1996
                                                            ------------

CONDENSED BALANCE SHEET

ASSETS
 Cash and cash equivalents                                 $   108,198
 Certificates of deposit                                     3,022,615
 Securities available-for-sale                               2,005,937
 ESOP note receivable                                          978,602
 Accrued interest receivable                                    45,177
 Investment in subsidiary                                   12,644,333
                                                           -----------
                                            TOTAL ASSETS   $18,804,862
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued income taxes                                      $    42,893
 Stockholders' equity                                       18,761,969
                                                           -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $18,804,862
                                                           ===========
                                    -35-

Lexington B & L Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Cont'd

NOTE O--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - Cont'd

                                                      Period From
                                                      June 5, 1996
                                                           to
                                                      September 30,
                                                          1996
                                                      ------------
CONDENSED STATEMENT OF INCOME
 Equity in income of the subsidiary                   $   103,543
 Interest income                                          113,174
 Income taxes                                             (41,100)
                                                      -----------
                                         NET INCOME   $   175,617
                                                      ===========

                                                      Period From
                                                      June 5, 1996
                                                           to
                                                      September 30,
                                                          1996
                                                      ------------
CONDENSED STATEMENT OF CASH FLOWS
 Cash flows from operating activities
   Net income                                         $   175,617
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Equity in income of the subsidiary                  (103,543)
     Amortization of premiums and discounts on
      securities                                               65
     Interest credited to certificates of deposit         (22,615)
     Increase in accrued interest receivable              (45,177)
     Increase in accrued income taxes                      41,100
                                                      -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES          45,447
 Cash flows from investing activities
   Purchase of common stock of the subsidiary          (6,041,977)
   Purchase of certificates of deposit                 (3,000,000)
   Purchase of securities available-for-sale           (2,000,624)
                                                      -----------

              NET CASH USED IN INVESTING ACTIVITIES   (11,042,601)

 Cash flows from financing activities
   Proceeds from sale of common stock                  12,083,954
   Loan to ESOP                                        (1,012,000)
   Principal collected from ESOP                           33,398
                                                      -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES    11,105,352
                                                      -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS        108,198

 Cash and cash equivalents at beginning of period             ---
                                                      -----------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   108,198
                                                      ===========
                                    -36-

                          DIRECTORS AND OFFICERS

OFFICERS:                                DIRECTORS:

LEXINGTON B & L FINANCIAL CORP.          LEXINGTON B & L FINANCIAL CORP.
                                          AND B & L BANK

Erwin Oetting, Jr.                       Erwin Oetting, Jr.
President and Chief Executive Officer    Chairman of the Board

E. Steva Vialle                          E. Steva Vialle
Treasurer, Chief Financial Officer
 and Secretary                           Steve Oiaro
                                         President
B & L BANK                               Baker Memorial, Inc.

Erwin Oetting, Jr.                       Norman Vialle
President and Chief Executive Officer    Owner
                                         Maid-Rite Drive In
E. Steva Vialle
Executive Vice-President, Chief          Charles R. Wilcoxon
 Financial Officer and Secretary         Retired businessman

Kathryn M. Swafford                      Glenn H. Twente
Treasurer                                Retired Chiropractor

Mark D. Summerlin
Chief Loan Officer

                         CORPORATE INFORMATION

MAIN OFFICE                              INDEPENDENT AUDITORS

919 Franklin Avenue                      Moore, Horton & Carlson, P.C.
Lexington, Missouri 64067                Mexico, Missouri
Telephone (816) 259-2247

GENERAL COUNSEL                          REGISTRAR AND TRANSFER AGENT

Aull, Sherman, Worthington,              Registrar and Transfer Company
 Giorza & Maylock, LLC                   10 Commerce Drive
Lexington, Missouri                      Cranford, New Jersey  07016

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.

______________________________________________________________________________

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at the office of B & L Bank, 919 Franklin Avenue, Lexington, Missouri, on Monday, January 27, 1997 at 10:00 a.m., Central Time.

______________________________________________________________________________

A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, LEXINGTON B & L FINANCIAL CORP., 919 FRANKLIN AVENUE, LEXINGTON, MISSOURI 64067.

                                EXHIBIT 21

                       Subsidiaries of the Registrant

                                Exhibit 21

                         Subsidiaries of Registrant


                               Percentage            Jurisdiction or
Subsidiaries (a)              of Ownership       State of Incorporation
----------------              ------------       ----------------------

B & L Bank                        100%           United States

B & L Financial Services, Inc.    100%           Missouri

-----------------
(1) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.