Form 10QSB
period 1996-12-31
LEXINGTON B & L FINANCIAL CORP
filed 1997-02-13
CIK 1008598

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 1996

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  ______________

Commission File Number             0-28120

                        Lexington B & L Financial Corp.

         Missouri                            43-1739555
(State or other jurisdiction of I.R.S.      (I.R.S. Employer
Employer Incorporation or organization)      Identification NO.)

  P.O. Box 190, Lexington, MO                 64067
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

                            Yes   [X]      No    [ ]







As of February 10, 1997, there were 1,265,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                            Yes    [X]      No   [ ]

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                                         FORM 10-QSB
                                      DECEMBER 31, 1996

INDEX                                                                  PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                  1

         CONSOLIDATED STATEMENTS OF INCOME                               2

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           7-9


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               10

ITEM 2 - CHANGES IN SECURITIES                                           10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 10

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS               10

ITEM 5 - OTHER INFORMATION                                               10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                10

SIGNATURES

                        LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Dollars in thousands)



                                         December 31,   September 30,
                                             1996           1996
                                            ------         ------
                                                (Unaudited)
ASSETS
 Cash                                      $   323       $    649
  Interest-bearing deposits                  6,916          5,619
  Certificates of deposit                    1,525          2,525
 Investment securities available-for-sale,
   at fair value                             2,910          2,906
 Investment securities held-to-maturity
   (estimated market value of $1,016
   at December 31, 1996 and $1,005 at
   September 30, 1996)                         861            848
 Mortgage-backed securities available-
   for-sale, at fair value                   2,018          2,063
 Stock in Federal Home Loan Bank of
   Des Moines                                  464            464
 Loans receivable (allowance for loan
   losses of $201 at December 31, 1996
   and September 30, 1996)                  45,378         45,348
 Accrued interest receivable                   342            302
 Premises and equipment                        375            381
 Other assets                                  538            565
                                            ------         ------
                            TOTAL ASSETS   $61,650        $61,670
                                           =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Deposits                                 $42,337        $42,237
  Advances from borrowers for taxes
    and insurance                               36            163
  Other liabilities                            265            508
                                            ------         ------
                      TOTAL LIABILITIES     42,638         42,908

 Commitments and contingencies

 Stockholders' Equity
  Preferred stock, $.01 par value per
    share; 500 shares authorized, none
    outstanding                                ---            ---
  Common stock, $.01 par value per share;
    8,000 shares authorized, 1,265
    issued and outstanding at December 31
    and September 30, 1996                      13             13
  Paid-in capital                           12,077         12,071
 Retained earnings-substantially
   restricted                                7,854          7,649
 Unrealized gain on securities available-
   for-sale, net of taxes                       14            ---
 Unearned ESOP shares                         (946)          (971)
                                            ------         ------
              TOTAL STOCKHOLDERS' EQUITY    19,012         18,762
                                            ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $61,650        $61,670
                                           =======        =======


See accompanying notes to Consolidated Financial Statements

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in thousands, except per share amounts)



                                                  Three Months Ended
                                                     December 31,
                                                  1996         1995
                                                 ------       ------
                                                     (Unaudited)

Interest Income
 Mortgage loans                                  $  885       $  790
 Other loans                                         65           48
 Investment securities and
  interest-bearing deposits                         177           93
 Mortgage-backed securities                          33           39
                                                 ------       ------
                       TOTAL INTEREST INCOME      1,160          970
Interest Expense on Deposits                        600          575
                                                 ------       ------
                         NET INTEREST INCOME        560          395
Provision for Loan Losses                             1          ---
                                                 ------       ------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES        559          395

Non-interest Income
 Service charges and other fees                       7            9
 Commissions, net                                     5           11
 Income from foreclosed assets                      ---            8
 Other                                                8          ---
                                                 ------       ------
         TOTAL NON-INTEREST INCOME                   20           28

Non-interest Expense
 Employee salaries and benefits                     129          104
 Occupancy cost                                      15           14
 Advertising                                          6            6
 Data processing                                     14           13
 Federal insurance premium                           26           24
 Other                                               68           42
                                                 ------       ------
                  TOTAL NON-INTEREST EXPENSE        258          203
                                                 ------       ------
                  INCOME BEFORE INCOME TAXES        321          220
Income Taxes                                        116           69
                                                 ------       ------
                                   NET INCOME    $  205       $  151
                                                 ======       ======

Net Income Per Share                             $  .18           *


*Operating as The Lexington Building & Loan Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)


                                                   Three Months Ended
                                                       December 31,
                                                      1996    1995
                                                     ------  ------
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $   205  $  151
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                         7       7
    Amortization of premiums and discounts              (10)    (14)
    Gain on sales of foreclosed real estate             ---      (8)
   Provisions for loan losses                             1     ---
    Stock and patronage dividends                       ---      (9)
   ESOP shares released                                  31     ---
  Changes to assets and liabilities increasing
   (decreasing) cash flows
    Accrued interest receivable                         (41)     (2)
   Other assets                                         (26)     (4)
    Other liabilities                                  (197)     28
                                                     ------  ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (30)    149

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from principal payments of
    mortgage-backed securities available-for-sale        59     160
  Proceeds from maturities of certificates of
    deposit                                           1,000     ---
  Loans originated, net of repayments                   (31)    127
  Proceeds from sales of foreclosed real estate         ---      40
                                                     ------  ------
NET CASH PROVIDED BY INVESTING ACTIVITIES             1,028     327

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              100     462
  Net decrease in advances from borrowers for
    property taxes and insurance                       (127)   (121)
                                                     ------  ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (27)    341
                                                     ------  ------
                            NET INCREASE IN CASH        971     817
Cash and cash equivalents, beginning of period        6,268   3,582
                                                     ------  ------
       CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 7,239  $4,399
                                                     ======  ======

See accompanying notes to Consolidated Financial Statements

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation

The consolidated interim financial statements as of December 31, 1996 and the period then ended included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1996 interim financial statements. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements as of December 31, 1996 should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1996 and for the year then ended included in the Registrant's 1996 Annual Report to Shareholders.


NOTE B--Formation of Holding Company and Conversion to Stock Form

On June 5, 1996, Lexington B & L Financial Corp. ("Registrant" or "Company") became the holding company for The Lexington Building & Loan Association, F.A. & Subsidiary upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. In connection with the conversion, The Lexington Building & Loan Association, F.A. changed its name to B & L Bank. The conversion was accomplished through the sale and issuance by the Registrant of 1,265,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $566,046 were $12,083,954, inclusive of $1,012,000 related to shares held by B & L Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share

Earnings per share data is not relevant for any period prior to June 30, 1996 since the Registrant had no stockholders prior to the initial stock offering completed June 5, 1996. Earnings per share is presented for December 31, 1996 based on the average shares issued and outstanding during the period.


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

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)

The Company accounts for its ESOP in accordance with Statement of Position
93-6, Employers Accounting for Employee Stock Ownership Plans.   Accordingly,
the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $31,417 for the three months ended December 31, 1996.

A summary of ESOP shares at December 31, 1996 is as follows:

 Shares committed for release                                    6,632
 Unreleased shares                                              94,568
                                                               -------
                                                      TOTAL    101,200

Fair value of unreleased shares                             $1,276,668

NOTE E--Accounting Changes

Effective June 5, 1996, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992 but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expenses recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Company's shares held by the ESOP differ from the cost of such shares, the differential will be charged or credited to equity.
Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June, 1995, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended by FASB 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS 125, as amended, provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

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

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

NOTE E--Accounting Changes (Continued)

SFAS 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls", (vi) loan syndications and participations, (vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishments of liabilities.

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

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The discussion and analysis included herein covers material changes in results of operations during the three months periods ended December 31, 1996 and 1995 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1996.

The following should be read in conjunction with the Company's 1996 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

Comparison of the three months ended December 31, 1996 to the three months ended December 31, 1995 Financial Condition. Cash decreased $326,000, interest-bearing deposits increased $1,297,000 and certificates of deposit decreased $1,000,000 during the quarter ended December 31, 1996. These changes resulted from a restructuring of the mix of interest-bearing deposits and certificates of deposit.

Nonperforming assets were $566,000 or .92% of total assets at December 31, 1996, compared to $778,000 or 1.3% of total assets at September 30, 1996.

     Net Income. Net income was $205,000 for the quarter ended December 31, 1996, compared to $151,000 for the quarter ended December 31, 1995. Net interest income after provision for loan losses increased $164,000, non-interest income decreased $8,000 and non-interest expense increased $55,000. Income tax expense increased $47,000 due to the increase in income before income tax.

     Net Interest Income. Net interest income of $560,000 for the quarter ended December 31, 1996 increased by $165,000 or 42% from $395,000 for the quarter ended December 31, 1995. Interest income increased $190,000 while interest expense increased $25,000.

     Interest Income.   Interest income increased by $190,000 or 20% from
$970,000 for the quarter ended December 31, 1995 to $1,160,000 for the quarter ended December 31, 1996. Interest income from loans receivable increased $95,000 from $790,000 for the quarter ended December 31, 1995 to $885,000 for the quarter ended December 31, 1996. The increase was due to an increase in the average balance of loans outstanding and upward interest rate adjustments on adjustable rate mortgages. Interest income on other loans increased by $17,000 from $48,000 for the quarter ended December 31, 1995 to $65,000 for the quarter ended December 31, 1996. The increase was due to an increase in both the average balance of loans outstanding and rates earned on loans. Interest and dividend income on investment securities and interest bearing deposits increased $84,000 from $93,000 for the quarter ended December 31, 1995 to $177,000 for the quarter ended December 31, 1996. This increase was primarily due to proceeds from the stock conversion being invested in investment securities and interest-bearing deposits. Interest income from mortgage-backed securities decreased $6,000 from $39,000 for the quarter ended December 31, 1995 to $33,000 for the quarter ended December 31, 1996. The decrease resulted from the monthly proceeds from principal payments on mortgage-backed securities creating a decrease in the average balances in the investment.

     Non-interest Expense.   Non-interest expense increased $55,000 or 27%
from $203,000 for the quarter ended December 31, 1995 to $258,000 for the quarter ended December 31, 1996. This increase was primarily due to a $25,000 increase in employee salaries and benefits which was due to the hiring of additional employees, implementation of a salary continuation plan and implementation of the ESOP plan and a $26,000 increase in other non-interest expenses related to compliance with public company requirements.

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

B & L Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1996, B & L Bank had approved loan commitments totaling $595,000 and had undisbursed loans in process of $275,000.

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

Normal daily operating expenses are not expected to change significantly in the foreseeable future. Non-interest expense as a percentage of average assets at 1.68% is expected to remain basically constant. Interest expense is expected to increase gradually as the rates on existing interest bearing transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. The interest expense increase is expected to be offset partially as interest rates are increased on current adjustable-rate loans and securities and as maturing investments are reinvested at higher interest rates. Customer deposits are expected to remain stable.

At December 31, 1996 certificates of deposit amount to $38 million or 83.7% of B & L Bank's total deposits, including $19.1 million of fixed rate certificates scheduled to mature within twelve months. Historically, B & L Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. B & L Bank's liquidity ratio was 22.41% at December 31, 1996 and its short-term liquidity ratio at December 31, 1996 was 18.54%. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

                       LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         (Continued)

Liquidity and Capital Resources (Continued)


The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 1996.

                                                           Percent of Adjusted
                                              Amount       Total Assets
                                                    (Unaudited)
                                                  (Dollars in thousands)
                                              -------      -----------
Tangible capital                              $12,843            21.6%
Tangible capital requirement                      893             1.5
                                              -------      -----------
                                     EXCESS   $11,950            20.1%

Core capital                                  $12,843            21.6%
Core capital requirement                        1,785             3.0
                                              -------      -----------
                                     EXCESS   $11,058            18.6%

Risk-based capital                            $12,978            43.8%
Risk-based capital requirement                  2,373             8.0
                                              -------      -----------
                                     EXCESS   $10,605            35.8%

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


                                        Lexington B & L Financial Corp.


        Date:  February 10, 1997    By:  /s/ Erwin Oetting, Jr.
                                         President and Chief Executive Officer



        Date:  February 10, 1997    By:  /s/ E. Steva Vialle
                                         Treasurer and Chief Financial Officer