Form 10QSB
period 1997-03-31
LEXINGTON B & L FINANCIAL CORP
filed 1997-05-15
CIK 1008598

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 1997

                                                        or

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

      816-259-2247
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]      No  [ ]





As of May 7, 1997, there were 1,087,900 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                           Yes   [X]       No  [ ]

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                               FORM 10-QBS
                              MARCH 31, 1997

INDEX                                                                   PAGE
-----                                                                   -----
PART I - FINANCIAL INFORMATION
-------------------------------
ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                           1

  CONSOLIDATED STATEMENTS OF INCOME                                        2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                    3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                      7-10


PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS                                                11

ITEM 2 - CHANGES IN SECURITIES                                            11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                11

ITEM 5 - OTHER INFORMATION                                                11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                              March 31,      September 30,
                                                1997               1996
                                             ------------------------------
                                                       (Unaudited)
ASSETS

  Cash                                        $   680         $    649
  Interest-bearing deposits                     4,800            5,619
  Certificates of deposit                       1,525            2,525
  Investment securities available-for-sale,
    at fair value                               3,495            2,906
  Investment securities held-to-maturity
    (estimated market value of $1,036 at
    March 31, 1997 and $1,005 at September
    30, 1996)                                     871              848
  Mortgage-backed securities
    available-for-sale, at fair value           1,959            2,063
  Stock in Federal Home Loan Bank
    of Des Moines                                 464              464
  Loans receivable (allowance for loan
    losses of $221 at March 31, 1997
    and $201 at September 30, 1996)            44,628           45,348
  Accrued interest receivable                     369              302
  Premises and equipment                          368              381
  Foreclosed real estate                           11              ---
  Other assets                                    578              565
                                             --------       ----------

                               TOTAL ASSETS   $59,748          $61,670
                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
   Deposits                                   $42,359          $42,237
   Advances from borrowers for taxes
    and insurance                                  88              163
   Other liabilities                              796              508
                                             --------         --------
                          TOTAL LIABILITIES    43,243           42,908

 Commitments and contingencies

 Stockholders' Equity
  Preferred stock, $.01 par value per
    share; 500,000 shares authorized,
    none outstanding                               ---              ---
  Common stock, $.01 par value per share;
    8,000,000 shares authorized, 1,265,000
    issued and outstanding at March 31, 1997
    and September 30, 1996                          13               13
  Paid-in capital                               12,088           12,071
  Retained earnings-substantially restricted     8,005            7,649
  Unrealized gain on securities
    available-for-sale, net of taxes                18              ---
  Treasury stock, 177,100 shares at cost        (2,699)             ---
  Unearned ESOP shares                            (920)            (971)
                                               -------           -------
                  TOTAL STOCKHOLDERS' EQUITY    16,505            18,762
                                               -------           -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $59,748           $61,670
                                               =======           =======


See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share amounts)


                                 Three Months Ended          Six Months Ended
                                      March  31,                 March 31,
                                 1997         1996          1997          1996
                               -----------------------------------------------
                                                  (Unaudited)

INTEREST INCOME
  Mortgage loans              $  869     $  782         $1,754          $1,572
  Other loans                     69         49            134              97
  Investment securities and
   interest-bearing deposits     174         91            351             184
  Mortgage-backed securities      31         38             64              77
                              ------     ------         ------          ------
      TOTAL INTEREST INCOME    1,143        960          2,303           1,930

Interest Expense on Deposits     568        578          1,148           1,153
                              ------     ------         ------          ------
        NET INTEREST INCOME      575        382          1,155             777

Provision for Loan Losses         20         10             21              10
                              ------     ------         ------          ------
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES      555        372          1,134             767


NON-INTEREST INCOME
  Service charges and other fees   6          2             13              11
   Commissions, net                5          1             10              12
   Income from foreclosed assets ---        ---            ---               8
   Other                          11          5             19               5
                              ------     ------         ------          ------
  TOTAL NON-INTEREST INCOME       22          8             42              36

NON-INTEREST EXPENSE
   Employee salaries and benefits164        108            313             212
   Occupancy costs                18         15             33              29
   Advertising                     1          1              7               7
   Data processing                20         18             34              31
   Federal insurance premiums      2         33             28              48
   Other                         136         32            204              83
                              ------     ------         ------          ------
 TOTAL NON-INTEREST EXPENSE      341        207            619             410
                              ------     ------         ------          ------
 INCOME BEFORE INCOME TAXES      236        173            557             393

Income Taxes                      85         66            201             135
                              ------     ------         ------          ------

                 NET INCOME   $  151     $  107         $  356          $  258
                              ======     ======         ======          ======

Net Income Per Share          $ 0.13        *           $ 0.31               *
                              ======     ======         ======          ======

* Operating as The Lexington Building & Loan Association, F.A., a mutual institution.

See accompanying notes to Consolidated Financial Statements

                              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)


                                                              Six Months Ended
                                                                 March 31,
                                                             1997         1996
                                                             -----------------
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   356      $  258
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization                              13          14
    Amortization of premiums and discounts                    (17)        (29)
    Gain on sales of foreclosed real estate                   ---          (8)
    Provisions for loan losses                                 21         ---
    Stock and patronage dividends                             ---          (9)
    ESOP shares released                                       68         ---
  Changes to assets and liabilities increasing
    (decreasing) cash flows
    Accrued interest receivable                               (68)        (12)
    Other assets                                              (66)       (225)
    Other liabilities                                        (191)         20
                                                         --------     -------
                                 NET CASH PROVIDED BY
                                 OPERATING ACTIVITIES         116           9

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from principal payments of
    mortgage-backed securities available-for-sale             136         238
  Proceeds from maturities of certificates of deposit       1,000         ---
  Proceeds from maturities of investment
    securities available-for-sale                             400         ---
  Purchase of investment securities available-for-sale       (999)        ---
  Loans originated, net of repayments                         688         363
  Purchase of life insurance policies to fund
    salary continuation plan                                  ---        (453)
  Proceeds from sales of foreclosed real estate               ---          40
                                                         --------      ------
                                  NET CASH PROVIDED BY
                                  INVESTING ACTIVITIES      1,225         188

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                    122         965
  Net decrease in advances from borrowers for
   property taxes and insurance                               (74)       (103)
  Purchase of treasury stock                               (2,177)        ---
                                                          -------     -------
                              NET CASH PROVIDED BY (USED
                                IN) FINANCING ACTIVITIES  (2,129)        862
                         NET INCREASE (DECREASE) IN CASH     (788)      1,059

Cash and cash equivalents, beginning of period              6,268       3,582
                                                          -------     -------
                CASH AND CASH EQUIVALENTS, END OF PERIOD  $ 5,480      $4,641
                                                          =======      ======

See accompanying notes to Consolidated Financial Statements

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Presentation

The consolidated interim financial statements as of March 31, 1997 and for the period then ended included in this report have been prepared by the Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1997, interim financial statements. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements as of March 31, 1997, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1996 and for the year then ended included in the Registrant's 1996 Annual Report to Shareholders.


NOTE B--Formation of Holding Company and Conversion to Stock Form

On June 5, 1996, the Company became the holding company for The Lexington Building & Loan Association, F.A. & Subsidiary upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. In connection with the conversion, The Lexington Building & Loan Association, F.A. changed its name to B & L Bank. The conversion was accomplished through the sale and issuance by the Registrant of 1,265,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $566,046 were $12,083,954, inclusive of $1,012,000 related to shares held by B & L Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.


NOTE C--Earnings Per Share

Earnings per share data is not relevant for any period prior to June 30, 1996 since the Registrant had no stockholders prior to the initial stock offering completed June 5, 1996. Earnings per share is presented for March 31, 1997 based on the average shares issued and outstanding during the period. During March, 1997 the Company repurchased 177,100 shares of stock (14% of outstanding shares). The total number of shares outstanding after the buy back is 1,087,900.


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

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

NOTE D--Employee Stock Ownership Plan (Continued)

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $36,270 and $67,687 for the three and six months ended March 31, 1997, respectively.

A summary of ESOP shares at March 31, 1997 is as follows:

  Shares Allocated                           4,076

  Shares released for allocation             5,112

  Unreleased shares                         92,012
                                            ------

                                  TOTAL    101,200
                                           =======

Fair value of unreleased shares         $1,403,183
                                        ==========


NOTE E--Accounting Changes

Effective June 5, 1996, the Company adopted SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992, but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expenses recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Company's shares held by the ESOP differ from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. In June, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 125, as amended, provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


NOTE E--Accounting Changes (Continued)

SFAS No. 125 extends the "available for sale" or "trading" approach in SFAS No. 115 to nonsecurity financial assets that can contractually be repaid or otherwise settled in such a way that the holder of the assets would not recover substantially all of its recorded investment. SFAS No. 125 also amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

SFAS No. 125 provides implementation guidance for accounting for (i) securitizations, (ii) transfers of partial interests, (iii) servicing of financial assets, (iv) securities lending transactions, (v) repurchase agreements including "dollar rolls", (vi) loan syndications and participations, (vii) risk participations in banker's acceptances, (viii) factoring arrangements, (ix) transfers of receivables with recourse, (x) transfers of sales type and direct financing lease receivables, and (xi) extinguishment of liabilities.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and its to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS No. 125 approach to certain nonsecurity financial assets and the amendment of SFAS No. 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. Management of the Association does not expect the adoption of SFAS No. 125 will have a material effect on B & L Bank's financial position or results of operations.


NOTE F--Merger Agreement

The Company on March 12, 1997, announced the execution of a definitive agreement between Lafayette Bancshares, Inc., the holding company for Lafayette County Bank that will result in Lafayette County Bank becoming a subsidiary of Lexington B & L Financial Corp. Lafayette County Bank, headquartered in Lexington, Missouri, had total assets of $32.5 million at December 31, 1996. It has three full service offices, one in Lexington, one in Wellington and one in Callao, Missouri.

In the transaction, Lafayette shareholders will receive a combination of cash plus shares of Lexington common stock for each share of Lafayette common stock. Under the terms of the agreement, Lafayette's shareholders would receive $0.92 in cash plus 0.0977 shares of Lexington common stock for each share of Lafayette common stock if Lexington's common stock price is between $12.00 and $14.00 per share. If Lexington's common stock price is $12.00 or less, Lafayette shareholders would receive $0.92 in cash plus $1.17 in value of Lexington common stock for each share of Lafayette common stock. If Lexington's common stock price is $14.00 or more, Lafayette shareholders would receive $0.92 in cash plus $1.37 in value of Lexington common stock for each share of Lafayette common stock. The calculation of Lexington's common stock price will be based upon the average closing price of Lexington common stock for the 20 trading days prior to the effective date of the acquisition.

Based on Lexington's stock price of $14.75 on March 11, 1997, the transaction would be valued at approximately $2,587,000, representing an exchange value of $2.29 for each Lafayette share. In connection with the acquisition, Lexington expects to use approximately 105,000 of its treasury stock purchased in March, 1997 at an average price of $15.24.

The Merger, which is expected to be completed in late third or early fourth calendar quarter of 1997, is subject to the approval of federal banking regulators and the shareholders of Lafayette, among other conditions.

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 1997 and 1996 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1996.

The following should be read in conjunction with the Company's 1996 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

The Company on March 12, 1997, announced the execution of a definitive agreement between Lafayette Bancshares, Inc., the holding company for Lafayette County Bank that will result in Lafayette County Bank becoming a subsidiary of Lexington B & L Financial Corp. The transaction is fully explained in NOTE F--Merger Agreement in Notes to Consolidated Financial Statements included in this filing.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND SEPTEMBER 30, 1996

FINANCIAL CONDITION. Assets of the Company decreased from $61.7 million at September 30, 1996, to $59.8 million at March 31, 1997, primarily resulting from the purchase of treasury stock of the Company. Cash and interest-bearing deposits decreased $0.8 million and certificates of deposit decreased $1.0 million. Investments securities and mortgage-backed securities increased $0.5 million and loans decreased $0.7 million. Total liabilities increased $0.3 million and stockholders' equity decreased $2.3 million.

Nonperforming assets were $368,000 or 0.62% of total assets at March 31, 1997, compared to $778,000 or 1.3% of total assets at September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

NET INCOME. Net income was $151,000 for the quarter ended March 31, 1997, compared to $107,000 for the quarter ended March 31, 1996. Net interest income after provision for loan losses increased $183,000, non-interest income increased $14,000 and non-interest expense increased $134,000. Income tax expense increased $19,000 due to the increase in income before income tax.

NET INTEREST INCOME. Net interest income of $575,000 for the quarter ended March 31, 1997, increased by $193,000 or 51% from $382,000 for the quarter ended March 31, 1996. Interest income increased $183,000 while interest expense decreased $10,000.

INTEREST INCOME. Interest income increased by $183,000 or 19% from $960,000 for the quarter ended March 31, 1996, to $1,143,000 for the quarter ended March 31, 1997. Interest income from mortgage loans increased $87,000 from $782,000 for the quarter ended March 31, 1996, to $869,000 for the quarter ended March 31, 1997. The increase was due to an increase in the average balance of loans outstanding and upward interest rate adjustments on adjustable rate mortgages. Interest income on other loans increased by $20,000 from $49,000 for the quarter ended March 31, 1996, to $69,000 for the quarter ended March 31, 1997. The increase was due to an increase in both the average balance of loans outstanding and rates earned on loans. Interest and dividend income on investment securities and interest bearing deposits increased $83,000 from $91,000 for the quarter ended March 31, 1996, to $174,000 for the quarter ended March 31, 1997. This increase was primarily due to proceeds from the stock conversion being invested in investment securities and interest-bearing deposits. Interest income from mortgage-backed securities decreased $7,000 from $38,000 for the quarter ended March 31, 1996, to $31,000 for the quarter ended March 31, 1997. The decrease resulted from the monthly proceeds from principal payments on mortgage-backed securities creating a decrease in the average balances in the investment.

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996 - CONTINUED

INTEREST EXPENSE. Interest expense on deposits decreased $10,000 from $578,000 for the three months ended March 31, 1996, to $568,000 for the three months ended March 31, 1997. The decrease results from a change in mix of deposit accounts. The certificates amount decreased in total dollars while savings deposits amount increased. The certificate deposits result in higher interest expense for the Company.

PROVISION FOR LOAN LOSSES. Provision for loan losses increased $10,000 from $10,000 for the three months ended March 31, 1996, to $20,000 for the three months ended March 31, 1997. The Company recorded a $20,000 provision to increase its' allowance for loan losses from $201,000 to $221,000 during the quarter. The increase resulted from management's continuing review of the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $14,000 for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. The increase was primarily the result of earnings on life insurance polices purchased to fund deferred compensation agreements with present employees.

NON-INTEREST EXPENSE. Non-interest expense increased $134,000 or 65% from $207,000 for the quarter ended March 31, 1996, to $341,000 for the quarter ended March 31, 1997. This increase was primarily due to a $56,000 increase in employee salaries and benefits which was due to the hiring of additional employees, implementation of a salary continuation plan and implementation of the ESOP plan and a $104,000 increase in other non-interest expenses related to operating as a public company.


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997, TO THE SIX MONTHS ENDED MARCH 31, 1996

NET INCOME. Net income for the six months ended March 31, 1997, increased $98,000 from $258,000 for the six months ended March 31, 1996, to $356,000 for the six months ended March 31, 1997. The increase was primarily the result of investing the proceeds from the public offering.

NET INTEREST INCOME. Net interest income was $1,155,000 for the six months ended March 31, 1997, an increase of $378,000 from the net interest income of $777,000 for the six months ended March 31, 1996. Total interest income increased $373,000 and interest expense decreased $5,000 for the six months ended March 31, 1997.

INTEREST INCOME. Total interest income increased $373,000 from $1,930,000 for the six months ended March 31, 1996, to $2,303,000 for the six months ended March 31, 1997. The increase was primarily due to increases in interest income on mortgage loans and other loans and investment of a portion of the conversion proceeds in interest-bering deposits and other investments. The interest income from mortgage loans increased by $182,000 from $1,572,000 for the six months ended March 31, 1996, to $1,754,000 for the six months ended March 31, 1997. This increase was primarily due to an increases in average loan balances, loan rates and adjustments on adjustable-rate mortgages. The interest income on other loans increased $37,000 from $97,000 for the six months ended March 31, 1996, to $134,000 for the six months ended March 31,1997. This increase was due to an increase in loans and rates on loans.

Interest income on investment securities and interest-earning deposits increased $167,000 from $184,000 for the six months ended March 31, 1996, to $351,000 for the six months ended March 31, 1997, primarily due to the investment of proceeds from the public offering.

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997, TO THE SIX MONTHS ENDED MARCH 31, 1996 - CONTINUED

INTEREST EXPENSE. Interest expense on deposits decreased $5,000 from $1,153,000 for the six months ended March 31, 1996, to $1,148,000 for the six months ended March 31, 1997. The decrease was due primarily to lower average customer deposits for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996, during which time the public interest in the conversion and stock offering resulted in higher deposits.

PROVISION FOR LOAN LOSSES. Provision for loan losses increased $11,000 from $10,000 for the six months ended March 31, 1996 to $21,000 for the six months ended March 31, 1997. The Company recorded a $20,000 provision to increase its allowance for loan losses from $201,000 to $221,000 during the six months ended March 31, 1997. The increase resulted from management's continuing review of the loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense increased by $209,000 from $410,000 for the six months ended March 31, 1996, to $619,000 for the six months ended March 31, 1997. The increase was primarily due to a $101,000 increase in employee salaries and benefits which was due to the hiring of additional employees, implementation of a salary continuation plan and implementation of the ESOP plan and a $121,000 increase in other non-interest expenses primarily related to operating as a public company,

LIQUIDITY AND CAPITAL RESOURCES

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

B & L Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At March 31, 1997, B & L Bank had approved loan commitments totaling $1,011,000 and had undisbursed loans in process of $393,000.

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

Normal daily operating expenses are not expected to change significantly in the foreseeable future. Non-interest expense is expected to remain basically constant. Interest expense is expected to increase gradually as the rates on existing interest bearing transaction accounts are increased and maturing certificates of deposit are reinvested at currently higher interest rates. The interest expense increase is expected to be offset partially as interest rates are increased on current adjustable-rate loans and securities and as maturing investments are reinvested at higher interest rates. Customer deposits are expected to remain stable.

At March 31, 1997 certificates of deposit amount to $35 million or 82.6% of B & L Bank's total deposits, including $19.0 million of fixed rate certificates scheduled to mature within twelve months. Historically, B & L Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.
                                  -9-

PAGE

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. B & L Bank's liquidity ratio was 21.00% at March 31, 1997, and its short-term liquidity ratio at March 31, 1997 was 15.91%. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

During the quarter ended March 31, 1997, the company repurchased 177,100 shares at an average price of $15.24 per share. Approximately 50,600 shares will be used to fund the Company's 1997 Management Recognition and Development Plan. The Company has completed the repurchase program authorized by the Board of Directors in March 1997.

The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at March 31, 1997.

                                                           Percent of Adjusted
                                                    Amount        Total Assets
                                                    ------        ------------
                                                           (Unaudited)
                                                    (Dollars in thousands)

Tangible capital                                   $13,027           22.6%
Tangible capital requirement                           864            1.5
                                                   -------          -----
                                          EXCESS   $12,163           21.1%
                                                   =======          ======

Core capital                                       $13,027           22.6%
Core capital requirement                             1,729            3.0
                                                  --------           -----
                                          EXCESS   $11,298           19.6%
                                                  ========           =====

Risk-based capital                                 $13,189           45.0%
Risk-based capital requirement                       2,343            8.0
                                                  --------           -----
                                          EXCESS   $10,846           37.0%
                                                  ========           =====

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the company ("Meeting") was held on January 27, 1997. The results of the vote on the matters presented at the Meeting is as follows:

       1. The following individuals were elected as directors, each for a three-year term:

                                       Vote For                 Vote Withheld

             Norman Vialle             1,046,246                   16,480
             Charles R, Wilcoxen       1,046,976                   10,750

       The terms of Directors Erwin Oetting Jr., E. Steva Vialle, Steve Oliaro and Glenn H. Twente continued after the meeting.

       2. The Lexington B & L Financial Corp. 1996 Stock Option Plan was approved by stockholders by the following vote:

             For:  818,345  ;  Against:   79,488  ;  Abstain:   3,442
                 -----------           -----------           --------

             Broker non-votes totalled:  161,451

       3. The Lexington B & L Financial Corp. 1996 Management Recognition and Development Plan was approved by stockholders by the following vote:

             For:  798,376  ;  Against:   89,628  ;  Abstain:   13,442
                 -----------           -----------           ---------

             Broker non-votes totalled:  161,451

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on March 17, 1997, reporting under Item 5 the execution of an Agreement Plan of Merger with Lafayette Bancshares, Inc. and Lafayette County Bank of Lexington/Wellington.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Lexington B & L Financial Corp.


Date: May 14, 1997                       By:/s/ERWIN OETTING, JR.
                                            ---------------------
                                            Erwin Oetting, Jr.
                                            President


Date: May 14, 1997                       By:/s/E. STEVA VIALLE
                                            -------------------
                                            E. Steva Vialle
                                            Chief Financial Officer