Form 10QSB
period 1997-06-30
LEXINGTON B & L FINANCIAL CORP
filed 1997-08-13
CIK 1008598

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                                 -----------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending June 30, 1997

                                   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

Commission File Number           0-28120
                                 -------

                       Lexington B & L Financial Corp.
                       -------------------------------

         Missouri                                   43-1739555
         --------                                   ----------
(State or other jurisdiction of I.R.S.             (I.R.S. Employer
Employer Incorporation or organization)             Identification No.)

  P.O. Box 190, Lexington, MO                       64067
  ---------------------------                       -----
(Address of principal executive offices)           (Zip Code)


                           816-259-2247
                           ------------
                  (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [ X ]     No  [   ]

As of August 11, 1997, there were 1,087,900 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                   Yes  [   ]     No  [ X ]

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

                               FORM 10-QSB

                              JUNE 30, 1997

INDEX                                                           PAGE
-----                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                  1

  CONSOLIDATED STATEMENTS OF INCOME                               2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                           3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     4-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                    8-11

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                        12

ITEM 2 - CHANGES IN SECURITIES                                    12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                          12

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS        12

ITEM 5 - OTHER INFORMATION                                        12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         12

SIGNATURES

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                                         June 30,  September 30,
                                                          1997         1996
                                                        ----------------------
                                                           (Unaudited)
ASSETS
 Cash                                                  $   383     $    649
  Interest-bearing deposits                              5,731        5,619
  Certificates of deposit                                   25        2,525
 Investment securities available-for-sale, at fair
  value                                                  3,506        2,906
 Investment securities held-to-maturity (estimated
  market value of $1,044 at June 30, 1997 and $1,005
  at September 30, 1996)                                   877          848
 Mortgage-backed securities available-for-sale, at
  fair value                                             1,759        2,063
 Stock in Federal Home Loan Bank of Des Moines             464          464
 Loans receivable (allowance for loan losses of $221
  at June 30, 1997 and $201 at September 30, 1996)      45,205       45,348
 Accrued interest receivable                               271          302
 Premises and equipment                                    366          381
  Other assets                                             649          565
                                                        ------       ------
  TOTAL ASSETS                                         $59,236      $61,670
                                                        ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

  Deposits                                             $42,085      $42,237
  Advances from borrowers for taxes and insurance          130          163
  Other liabilities                                        246          508
                                                        ------       ------
  TOTAL LIABILITIES                                     42,461       42,908

 Commitments and contingencies

 Stockholders' Equity

 Preferred stock, $.01 par value per share; 500,000
   shares authorized, none outstanding                     ---          ---
 Common stock, $.01 par value per share; 8,000,000
   shares authorized, 1,265,000 issued and outstanding
   at June 30, 1997 and September 30, 1996                  13           13
 Paid-in capital                                        12,100       12,071
 Retained earnings-substantially restricted              8,231        7,649
 Unrealized gain on securities available-for-sale,
  net of taxes                                              25          ---
 Treasury stock, 126,500 shares at cost                 (1,925)         ---
 Unearned ESOP shares                                     (895)        (971)
 Unearned MRP shares                                      (774)          ---
                                                        ------       ------
TOTAL STOCKHOLDERS' EQUITY                              16,775       18,762
                                                        ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $59,236      $61,670
                                                        ======       ======

See accompanying notes to Consolidated Financial Statements

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                         Three Months Ended    Nine Months Ended
                                              June  30,            June 30,
                                            1997     1996      1997       1996
                                            -----------------------------------
                                                    (Unaudited)
INTEREST INCOME
 Mortgage loans                            $  872   $  795    $2,626     $2,394
 Other loans                                   69       60       203        123
 Investment securities and
   interest-bearing deposits                  185      161       536        379
 Mortgage-backed securities                    29       36        93        113
                                           ------   ------    ------     ------
                   TOTAL INTEREST INCOME    1,155    1,052     3,458      3,009

INTEREST EXPENSE ON DEPOSITS                  573      602     1,721      1,755
                                           ------   ------    ------     ------
                     NET INTEREST INCOME      582      450     1,737      1,254
PROVISION FOR LOAN LOSSES                     ---        2        21         12

NET INTEREST INCOME AFTER                  ------   ------    ------     ------
               PROVISION FOR LOAN LOSSES      582      448     1,716      1,242

NON-INTEREST INCOME
  Service charges and other fees                8        7        21         18
  Commissions, net                              6        8        16         20
   Income from foreclosed assets              ---        1       ---          9
  Other                                         6       22        25         25
                                           ------   ------    ------     ------
               TOTAL NON-INTEREST INCOME       20       38        62         72

NON-INTEREST EXPENSE
  Employee salaries and benefits              157      150       470        404
  Occupancy costs                              12       15        45         45
  Advertising                                   3        2        10          8
  Data processing                               8       15        42         46
  Federal insurance premiums                    7       24        35         73
  Other                                        65       28       269         94
                                           ------   ------    ------     ------
              TOTAL NON-INTEREST EXPENSE      252      234       871        670
                                           ------   ------    ------     ------
              INCOME BEFORE INCOME TAXES      350      252       907        644
INCOME TAXES                                  124       94       325        222
                                           ------   ------    ------     ------
                              NET INCOME   $  226   $  158    $  582     $  422
                                           ======   ======    ======     ======
NET INCOME PER SHARE                       $ 0.22   $ 0.14    $ 0.53     $ 0.36
                                           ======   ======    ======     ======


See accompanying notes to Consolidated Financial Statements

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                             Nine Months Ended
                                                                  June 30,
                                                               1997     1996
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   582   $  422
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 20       22
    Amortization of premiums and discounts                       (20)     (43)
    Gain on sales of foreclosed real estate                      ---       (9)
    Provisions for loan losses                                    21       12
    Stock and patronage dividends                                ---       16
    ESOP shares released                                         105      ---
  Changes to assets and liabilities increasing (decreasing)
   cash flows:
    Accrued interest receivable                                   31      (71)
    Other assets                                                (137)    (454)
    Other liabilities                                           (222)      27
                                                              ------   ------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            380      (78)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from principal payments of mortgage-backed
   securities available-for-sale                                 332      339
  Proceeds from maturities of certificates of deposit          2,500      ---
  Proceeds from maturities of investment securities
   available-for-sale                                            400      ---
  Purchase of certificated of deposit                            ---   (2,500)
  Purchase of investment securities available-for-sale          (999)  (2,001)
  Purchase of securities held-to-maturity                        ---     (105)
  Loans originated, net of repayments                            111      306
  Purchase of premises and equipment                              (6)     ---
  Proceeds from sales of foreclosed real estate                   11       37
                                                              ------   ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            2,349   (3,924)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits (152) (212) Net decrease in
   advances from borrowers for property taxes and insurance      (32)     (44)
  Proceeds from sale of common stock                             ---   11,109
  Funds provided to MRP Trust for purchase of common stock      (774)     ---
  Purchase of treasury stock                                  (1,925)     ---
                                                              ------   ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (2,883)  10,853
                                                              ------   ------
NET INCREASE (DECREASE) IN CASH                                 (154)   6,851
Cash and cash equivalents, beginning of period                 6,268    3,583
                                                              ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 6,114  $10,434
                                                             =======  =======

See accompanying notes to Consolidated Financial Statements

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------
The consolidated interim financial statements as of June 30, 1997 and for the period then ended included in this report have been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1997, interim financial statements. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements as of June 30, 1997, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1996 and for the year then ended included in the Registrant's 1996 Annual Report to Shareholders.

NOTE B--Formation of Holding Company and Conversion to Stock Form
-----------------------------------------------------------------
On June 5, 1996, the Company became the holding company for The Lexington Building & Loan Association, F.A. & Subsidiary upon the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. In connection with the conversion, The Lexington Building & Loan Association, F.A. changed its name to B & L Bank. The conversion was accomplished through the sale and issuance by the Registrant of 1,265,000 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $566,046 were $12,083,954, inclusive of $1,012,000 related to shares held by B & L Bank's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C--Earnings Per Share
--------------------------
Earnings per share is presented for June 30, 1997 and 1996 based on the average shares issued and outstanding during the period. During March, 1997 the Company repurchased 177,100 shares of stock (14% of outstanding shares). Four percent or 50,600 shares are for the 1996 Management Recognition Plan ("MRP"). The total number of shares outstanding after the completion of the repurchase program is 1,087,900.

NOTE D--Employee Stock Ownership Plan
-------------------------------------
In connection with the conversion to stock form as described in Note B, B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 101,200 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by B & L Bank, dividends received by the ESOP and any other earnings on ESOP assets. B & L Bank presently expects to contribute approximately $149,600, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to B & L Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

NOTE D--Employee Stock Ownership Plan - Continued
-------------------------------------------------
The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $37,460 and $105,147 for the three and nine months ended June 30, 1997, respectively.

A summary of ESOP shares at June 30, 1997 is as follows:

  Shares Allocated                                                   4,076

  Shares released for allocation                                     7,668

  Unreleased shares                                                 89,456
                                                                    ------
                                       TOTAL                       101,200
                                                                   =======

Fair value of unreleased shares                                 $1,487,206
                                                                 =========

NOTE E--Management Recognition Plan
-----------------------------------
In November 1996, the Board of Directors approved a MRP plan for the benefit of officers and non-employee directors which authorizes the grant of 50,600 shares of common stock. The MRP was approved by the Company's shareholders on January 27, 1997. Those eligible to receive benefits under the MRP plan are determined by members of a committee appointed by the Board of Directors of the Company. Shares of common stock granted pursuant to the MRP will be in the form of restricted stock vested ratably over a five-year period following the date of grant. During the period of restriction, all shares will be held in escrow by the Company or by the MRP Trust. If a recipient terminates employment for reasons other than death or disability, the recipient will forfeit all rights to allocated shares which are then subject to restriction. In the event of the recipient's death or disability, all restrictions will expire and all allocated shares will become fully vested. The Company will recognize compensation expense in the amount of the fair value of the common stock in accordance with the vesting schedule during the years in which the shares are payable. There were no shares vested under the plan at June 30, 1997. Accordingly, the company recognized on compensation expense for the MRP for the nine months ended June 30, 1997.

A summary of MRP shares at June 30, 1997 is as follows:

  Shares Allocated                                                     ---

  Shares released for allocation                                       ---

  Unreleased shares                                                 50,600
                                                                    ------
                                                    TOTAL           50,600
                                                                    ======

Fair value of unreleased shares                                   $841,225
                                                                   =======

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

NOTE F--Accounting Changes
--------------------------
Effective June 5, 1996, the Company adopted SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992, but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expenses recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Company's shares held by the ESOP differ from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and its to be applied prospectively. Earlier or retroactive application is not permitted. In addition, the extension of the SFAS No. 125 approach to certain nonsecurity financial assets and the amendment of SFAS No. 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's ability to hold other debt securities to maturity in the future. The adoption of SFAS No. 125 has not had a material effect on the Company's financial position or results of operations.

NOTE G--Merger Agreement
------------------------
The Company on March 12, 1997, announced the execution of a definitive agreement between Lafayette Bancshares, Inc., the holding company for Lafayette County Bank, that will result in Lafayette County Bank becoming a subsidiary of the Company. Lafayette County Bank, headquartered in Lexington, Missouri, had total assets of $32.5 million at December 31, 1996. It has three full service offices, one in Lexington, one in Wellington and one in Callao, Missouri.

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

NOTE G--Merger Agreement - Continued
------------------------------------
In the transaction, Lafayette shareholders will receive a combination of cash plus shares of Lexington common stock for each share of Lafayette common stock. Under the terms of the agreement, Lafayette's shareholders would receive $0.92 in cash plus 0.0977 shares of Lexington common stock for each share of Lafayette common stock if Lexington's common stock price is between $12.00 and $14.00 per share. If Lexington's common stock price is $12.00 or less, Lafayette shareholders would receive $0.92 in cash plus $1.17 in value of Lexington common stock for each share of Lafayette common stock. If Lexington's common stock price is $14.00 or more, Lafayette shareholders would receive $0.92 in cash plus $1.37 in value of Lexington common stock for each share of Lafayette common stock. The calculation of Lexington's common stock price will be based upon the average closing price of Lexington common stock for the 20 trading days prior to the effective date of the acquisition.

Based on Lexington's stock price of $14.75 on March 11, 1997, the transaction would be valued at approximately $2,587,000, representing an exchange value of $2.29 for each Lafayette share.

The Merger, which is expected to be completed following the completion of the Company's current fiscal year, is subject to the approval of federal banking regulators and the shareholders of Lafayette, among other conditions.

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
     The discussion and analysis included herein covers material changes in results of operations during the three and nine month periods ended June 30, 1997 and 1996 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1996.

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

     The Company on March 12, 1997, announced the execution of a definitive agreement between Lafayette Bancshares, Inc., the holding company for Lafayette County Bank, that will result in Lafayette County Bank becoming a subsidiary of Lexington B & L Financial Corp. The transaction is fully explained in NOTE G--Merger Agreement in Notes to Consolidated Financial Statements included in this filing.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND SEPTEMBER 30, 1996
-------------------------------------------------------------------------
     FINANCIAL CONDITION. Assets of the Company decreased from $61.7 million at September 30, 1996, to $59.2 million at June 30, 1997, primarily resulting from the purchase of treasury stock of the Company and funds provided to the MRP Trust for purchase of common stock of the Company. Cash and interest-bearing deposits decreased $0.2 million and certificates of deposit decreased $2.5 million because of the repurchase program and investment of funds. Investment securities available-for-sale and held-to-maturity increased $0.6 million from the investment of a portion of the conversion proceeds. Mortgage-backed securities decreased $0.3 million resulting from monthly principal payments on existing investments. Total liabilities increased $0.4 million and stockholders' equity decreased $2.0 million.

     Nonperforming assets were $282,000 or 0.48% of total assets at June 30, 1997, compared to $778,000 or 1.3% of total assets at September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996
----------------------------------------------------------------------------
     NET INCOME. Net income was $226,000 for the quarter ended June 30, 1997, compared to $158,000 for the quarter ended June 30, 1996. Net interest income after provision for loan losses increased $134,000, non-interest income decreased $18,000 and non-interest expense increased $18,000. Income tax expense increased $30,000 due to the increase in income before income tax.

     NET INTEREST INCOME. Net interest income of $582,000 for the quarter ended June 30, 1997, increased by $132,000 or 29% from $450,000 for the quarter ended June 30, 1996. Interest income increased $103,000 while interest expense decreased $29,000.

     INTEREST INCOME. Interest income increased by $103,000, or 10%, from $1,052,000 for the quarter ended June 30, 1996, to $1,155,000 for the quarter ended June 30, 1997. Interest income from mortgage loans increased $77,000 from $795,000 for the quarter ended June 30, 1996, to $872,000 for the quarter ended June 30, 1997. The increase was due to an increase in the average balance of loans outstanding and upward interest rate adjustments on adjustable rate mortgages. Interest income on other loans increased by $9,000 from $60,000 for the quarter ended June 30, 1996, to $69,000 for the quarter ended June 30, 1997. The increase was due to an increase in both the average balance of loans outstanding and rates earned on loans. Interest and dividend income on investment securities and interest bearing deposits increased $24,000 from $161,000 for the quarter ended June 30, 1996, to $185,000 for the quarter ended June 30, 1997. Interest income from mortgage-backed securities decreased $7,000 from $36,000 for the quarter ended June 30, 1996, to $29,000 for the quarter ended June 30, 1997. The decrease resulted from the monthly proceeds from principal payments on mortgage-backed securities creating a decrease in the average balances in the investment.
                                    -8-
PAGE

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996 - CONTINUED
----------------------------------------------------------------------------
     INTEREST EXPENSE. Interest expense on deposits decreased $29,000 from $602,000 for the three months ended June 30, 1996, to $573,000 for the three months ended June 30, 1997. The decrease results from a change in mix of deposit accounts. The certificates amount decreased in total dollars while savings deposits increased. The certificate deposits result in higher interest expense for the Company.

     PROVISION FOR LOAN LOSSES. Provision for loan losses decreased $2,000 from $2,000 for the three months ended June 30, 1996, to no provision for the three months ended June 30, 1997.

    NON-INTEREST INCOME. Non-interest income decreased $18,000 for the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996. The decrease relates primarily to a gain on sale of investment of $17,000 during the quarter ended June 30, 1996.

     NON-INTEREST EXPENSE. Non-interest expense increased $18,000 or 8% from $234,000 for the quarter ended June 30, 1996, to $252,000 for the quarter ended June 30, 1997. This increase was primarily due to a $7,000 increase in employee salaries and benefits which was due to the implementation of the ESOP plan, a $17,000 decrease in federal insurance premiums resulting from lower assessments after the one time assessment in September 1996, a decrease of $7,000 in data processing and a $37,000 increase in other non-interest expenses related to operating as a public company.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997, TO THE NINE MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------------------
     NET INCOME. Net income for the nine months ended June 30, 1997, increased $160,000 from $422,000 for the nine months ended June 30, 1996, to $582,000 for the nine months ended June 30, 1997. The increase was primarily the result of investing the proceeds from the public offering.

     NET INTEREST INCOME. Net interest income was $1,737,000 for the nine months ended June 30, 1997, an increase of $483,000 from the net interest income of $1,254,000 for the nine months ended June 30, 1996. Total interest income increased $449,000 and interest expense decreased $34,000 for the nine months ended June 30, 1997.

     INTEREST INCOME. Total interest income increased $449,000 from $3,009,000 for the nine months ended June 30, 1996, to $3,458,000 for the nine months ended June 30, 1997. The increase was primarily due to increases in interest income on mortgage loans and other loans and investment of a portion of the conversion proceeds. The interest income from mortgage loans increased by $232,000 from $2,394,000 for the nine months ended June 30, 1996, to $2,626,000 for the nine months ended June 30, 1997. This increase was primarily due to an increases in average loan balances, loan rates and adjustments on adjustable-rate mortgages. Interest income on other loans increased $80,000 from $123,000 for the nine months ended June 30, 1996, to $203,000 for the nine months ended June 30,1997. This increase was due to an increase in loans and rates on loans.

     Interest income on investment securities and interest-earning deposits increased $157,000 from $379,000 for the nine months ended June 30, 1996, to $536,000 for the nine months ended June 30, 1997, primarily due to the investment of proceeds from the public offering.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997, TO THE NINE MONTHS ENDED JUNE 30, 1996 - CONTINUED
--------------------------------------------------------------------------------
     INTEREST EXPENSE. Interest expense on deposits decreased $34,000 from $1,755,000 for the nine months ended June 30, 1996, to $1,721,000 for the nine months ended June 30, 1997. The decrease was due primarily to lower average customer deposits for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996, during which time the public interest in the conversion and stock offering resulted in higher deposits.

     PROVISION FOR LOAN LOSSES. Provision for loan losses increased $9,000 from $12,000 for the nine months ended June 30, 1996, to $21,000 for the nine months ended June 30, 1997. The Company recorded a $20,000 provision to increase its allowance for loan losses from $201,000 to $221,000 during the nine months ended June 30, 1997. The increase resulted from management's continuing review of the loan portfolio.

     NON-INTEREST EXPENSE. Non-interest expense increased by $201,000 from $670,000 for the nine months ended June 30, 1996, to $871,000 for the nine months ended June 30, 1997. The increase was primarily due to a $66,000 increase in employee salaries and benefits which was due to the implementation of a salary continuation plan and implementation of the ESOP plan and a $175,000 increase in other non-interest expenses primarily related to operating as a public company,

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
B & L Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

B & L Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1997, B & L Bank had approved loan commitments totaling $1,091,000 and had undisbursed loans in process of $539,000.

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

At June 30, 1997 certificates of deposit amounted to $34.7 million or 82.5% of B & L Bank's total deposits, including $19.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, B & L Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and maturities of investment securities.

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------
The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. B & L Bank's liquidity ratio was 19.8600% at June 30, 1997, and its short-term liquidity ratio at June 30, 1997 was 14.72%. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

During the nine months ended June 30, 1997, the company repurchased 177,100 shares at an average price of $15.24 per share. Approximately 50,600 shares will be used to fund the Company's 1997 Management Recognition Plan. The Company has completed the repurchase program authorized by the Board of Directors in March 1997.

The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 1997.

                                                  Percent of Adjusted
                                      Amount      Total Assets
                                            (Unaudited)
                                        (Dollars in thousands)
Tangible capital                      $13,271      23.3%
Tangible capital requirement              856       1.5
                                       ------    ------
                             EXCESS   $12,415      21.8%
                                       ======    ======
Core capital                          $13,271      23.3%
Core capital requirement                1,712       3.0
                                       ------    ------
                             EXCESS   $11,559      20.3%
                                       ======    ======
Risk-based capital                    $13,068      44.1%
Risk-based capital requirement          2,368       8.0%
                                       ------    ------
                             EXCESS   $10,700      36.1%
                                       ======    ======

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

Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Lexington  B & L  Financial Corp.

        Date: August 13, 1997        By:/s/ERWIN OETTING, JR.
                                        ---------------------
                                           Erwin Oetting, Jr.
                                           President


        Date: August 13, 1997        By:/s/E. STEVA VIALLE
                                        ------------------
                                           E. Steva Vialle
                                           Vice President