Form 10KSB40
period 1997-09-30
LEXINGTON B & L FINANCIAL CORP
filed 1997-12-24
CIK 1008598

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1997

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-26556

                       LEXINGTON B & L FINANCIAL CORP.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       Missouri                                                 43-173955
-------------------------------------------------            -----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             I.D. Number)

919 Franklin Avenue, Lexington, Missouri                           64067
-------------------------------------------------            -----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (816) 259-2247
                                                             -----------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                             -----------------
Securities registered pursuant to Section
 12(g) of the Act:                     Common Stock, par value $.01 per share
                                       --------------------------------------
                                                    (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                   -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.   X
                                                   -----
     The Registrant's revenues for the fiscal year under report were $4.6 million.

     As of November 30, 1997, there were issued and outstanding 1,120,770 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by on the nonaffiliates of the Registrant on November 30, 1997 was $18,772,897 (1,120,770 shares at $16.75 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Bank.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                    PART I
Item 1.  Business
-----------------

General

     Lexington B & L Financial Corp. ("Company"), a Missouri corporation, was organized on November 29, 1995 for the purpose of becoming the holding company for B & L Bank ("Bank") (formerly The Lexington Building and Loan Association, F.A.) upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("Conversion"). The Conversion was completed on June 5, 1996. At September 30, 1997, the Company had total assets of $58.8 million, total deposits of $42.7 million and total stockholders' equity of $15.7 million, or 26.6% of total assets, on a consolidated basis.

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

     The Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Bank's market area. The Bank is a portfolio lender and generally does not sell the mortgage loans that it originates. At September 30, 1997, one- to four-family residential mortgage loans totalled $39.7 million, which represented 85.5% of the Bank's total gross loans at that date. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate, construction, and consumer loans.

Acquisition of Lafayette County Bank

     On October 1, 1997, the Company acquired Lafayette County Bank of Lexington/Wellington ("Lafayette County Bank") through the merger of Lafayette County Bank's parent corporation, Lafayette Bancshares, Inc., with the Company. All outstanding shares of Lafayette Bancshare's common stock were converted into $.92 in cash plus .0851 share of the Company's common stock. A total of 96,111 shares of the Company's common stock were issued from treasury shares and $1,039,292.13 was and paid to Lafayette Bancshares' shareholders in connection with the merger. The acquisition was accounted for as a purchase under generally accepted accounting principles.

     Lafayette County Bank is a Missouri state chartered bank whose deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Lafayette County Bank's principal business consists of attracting deposits from the general public and originating commercial, agricultural, real estate and installment loans. Lafayette County Bank conducts its business from its main office in Lexington, Missouri and its branch offices in Wellington and Callao, Missouri. At September 30, 1997, Lafayette County Bank had total assets of $34.6 million, total deposits of $31.3 million and stockholders' equity of $2.0 million.

     Because the acquisition of Lafayette County Bank was consummated after the close of the Company's fiscal year, the assets of Lafayette County Bank and its results of operations for periods prior to October 1, 1997 are not reflected in the financial information contained herein.

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

Lending Activities

     General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a significantly lesser extent, the Bank also originates multi-family, commercial real estate, land and consumer loans. The Bank's net loans receivable totalled $45.9 million at September 30, 1997, representing 78.0% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                       At September 30,
                    ---------------------------------------------------------
                          1997                1996                1995
                    -----------------   -----------------   -----------------
                    Amount    Percent   Amount    Percent   Amount    Percent
                    ------    -------   ------    -------   ------    -------
                                      (Dollars in Thousands)
Type of Loan:
------------
One- to four-
 family. . . .     $39,721     85.48%   $40,537    88.51%   $37,486    90.07%
Commercial real
 estate and
 multi-family.       1,553      3.34      1,120     2.45        978     2.35
Land . . . . .         536      1.15        489     1.07        483     1.16
Construction .       1,101      2.37        613     1.34        427     1.02
 Total mortgage    -------    ------    -------   ------    -------   ------
  loans. . . .      42,911     92.34     42,759    93.37     39,374    94.60
Other Loans:
 Home equity .         608      1.31        486     1.06        301     0.72
Loans on savings
 accounts. . .       1,101      2.37      1,210     2.64        844     2.03
Automobile
 loans . . . .       1,446      3.11      1,090     2.38        839     2.02
Other. . . . .         401      0.87        253     0.55        262     0.63
 Total other       -------    ------    -------   ------    -------   ------
  loans. . . .       3,556      7.66      3,039     6.63      2,246     5.40
                   -------    ------    -------   ------    -------   ------
 Total loans .      46,467    100.00%    45,798   100.00%    41,620   100.00%
                              ======              ======              ======
Less:
Loans in process       373                  249                 308
Allowance for
 possible loan
 losses. . . .         221                  201                 201
Loans receivable,  -------              -------             -------
 net . . . . .     $45,873              $45,348             $41,111
                   =======              =======             =======

     Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping credit losses to a minimum. At September 30, 1997, $39.7 million, or 85.5% of the Bank's gross loan portfolio, consisted of loans secured by one- to four-family residential real estate. The average principal balance of the loans in the Bank's one- to four-family portfolio was approximately $35,946 at September 30, 1997. The Bank presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 10 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1997, $40.1 million, or 86.2% of the Bank's gross loans, were subject to periodic interest rate adjustments.

     The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria and competitive market conditions. The Bank originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Bank occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1997, the initial interest rate on ARM loans offered by the Bank ranged from 7.5% to 8.5% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 1% to 2% per adjustment period and the lifetime interest rate cap is generally 5% to 6% over the initial interest rate of the loan. Substantially all of the Bank's ARM loans have caps over the initial interest rate of 1% per adjustment period and 5% over the life of the loan.

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

     A significant portion of the Bank's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. Although such loans satisfy the Bank's underwriting requirements, they are non-agency-conforming because they do not satisfy collateral requirements, income and debt ratios, acreage limits, or various other requirements imposed by the Freddie Mac and Fannie Mae. In addition, substantially all of the Bank's ARM loans have periodic interest rate caps of 1% per adjustment period and 5% lifetime over the initial loan interest rate, while Freddie Mac and Fannie Mae secondary market guidelines require higher adjustment periods and lifetime caps of 2% and 6%, respectively. Accordingly, the Bank's non-agency-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Bank, however, currently does not intend to sell its loans. The Bank has historically found that its origination of non-agency-conforming loans has not resulted in high amounts of non-performing loans. In addition, the Bank believes that these loans satisfy a need in the Bank's local community. As a result, the Bank intends to continue to originate such non-agency-conforming loans.

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

     Income Property Lending. Historically, the Bank has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Bank does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 1997, income property loans aggregated $1.6 million, or 3.3% of the gross loan portfolio.

     The average principal balance of the loans in the Bank's income property loan portfolio was approximately $44,387 at September 30, 1997. Substantially all of the income property loans are secured by properties located in the Bank's market area. Such properties include residential properties of five or more units, strip shopping malls generally containing between two and six store fronts, churches, and professional offices. Income property loans are generally made for terms of 20 years with five- to 10-year balloon payments and at variable interest rates that adjust annually to a rate typically equal to 3.0% to 3.5% above the one-year CMT index.

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

     Construction Lending. The Bank occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 1997, construction loans totalled $1.1 million, or 2.4% of the gross loan portfolio.

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

     Land Lending. The Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. The Bank also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 1997, the land loan portfolio totalled $536,000, or 1.2% of total gross loans, substantially all of which were secured by properties located in the Bank's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Bank's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 1997, the Bank's consumer loans totalled approximately $3.6 million, or 7.7% of the Bank's gross loans. The Bank intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

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


     Maturity of Loan Portfolio.  The following table sets forth at September 30, 1997 certain information regarding the dollar amount of loans maturing in the Bank's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less.
Mortgage loans which have adjustable interest rates are reported as maturing at their next repricing date.
Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                                   After        After        After
                                                   3 Years      5 Years      10 Years
                                                   Through      Through      Through      Beyond
                         Due at September 30,      5 Years      10 Years     15 Years     15 Years    Total
                         --------------------      -------      --------     --------     --------    -----
                         1998    1999    2000
                         ----    ----    ----
                                                                 (In Thousands)
Mortgage loans:
 One- to four-family.   $2,543   $2,126  $2,230    $5,168        $12,239      $8,555      $6,860     $39,721
 Commercial real estate
  and multi-family. .      297      127      97       173            429         262         168       1,553
 Land . . . . . . . .       30       29      28        99            199         121          30         536
 Construction . . . .    1,101       --      --        --             --          --          --       1,101
  Total mortgage loans   3,971    2,282   2,355     5,440         12,867       8,938       7,058      42,911
 Consumer and other
  loans . . . . . . .    1,961      593     450       405            123          24          --       3,556
                        ------   ------  ------    ------        -------      ------      ------     -------
    Total loans . . .   $5,932   $2,875  $2,805    $5,845        $12,990      $8,962      $7,058     $46,467
                        ======   ======  ======    ======        =======      ======      ======     =======

     The following table sets forth the dollar amount of all loans due after September 30, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                                         Fixed-       Floating- or
                                                         Rates        Adjustable-Rates       Total
                                                         -----        ----------------       -----
                                                                       (In Thousands)

Mortgage loans:
 One- to four-family  . . . . . . . . . . . . .          $1,705          $35,473            $37,178
 Commercial real estate and multi-family. . . .             166            1,090              1,256
 Land . . . . . . . . . . . . . . . . . . . . .              22              484                506
 Construction . . . . . . . . . . . . . . . . .              --               --                 --
     Total mortgage loans . . . . . . . . . . .           1,893           37,047             38,940
Consumer and other loans. . . . . . . . . . . .           1,595               --              1,595
                                                         ------          -------            -------
     Total. . . . . . . . . . . . . . . . . . .          $3,488          $37,047            $40,535
                                                         ======          =======            =======

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

     All mortgage loans must be approved by the Bank's Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Consumer loans up to any amounts may be approved by President Erwin Oetting, Jr., Executive Vice President E. Steva Vialle or Vice President Mark D. Summerlin. Management of the Bank believes its local decision-making capabilities and the accessibility of its senior officers is an attractive quality to customers within its market area. The Bank's loan approval process allows consumer loans to be approved in one to two days and mortgage loans to be approved and closed in approximately two weeks.

     Loan Originations, Sales and Purchases. During the year ended September 30, 1997, the Bank's total gross mortgage loan originations were $9.1 million. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its market.

     Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio nearly all of the loans that it originates.

     The Bank has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 1997, $4.1 million of the Bank's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area.

     During the fiscal year ended September 30, 1997, the Bank purchased $209,000 of one- to four-family mortgage loans and $318,000 of commercial real estate mortgage loans. These loans were purchased to supplement local loan demand. Subject to market conditions, the Bank intends to purchase additional such loans.

     The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated. Predominately all mortgage loan originations during the periods indicated were ARM loans.

                                             Years Ended September 30,
                                             --------------------------
                                             1997       1996       1995
                                             ----       ----       ----
                                                    (In Thousands)

Total mortgage loans at beginning
  of period . . . . . . . . . . . . .      $42,759     $39,374    $38,547
                                           -------     -------    -------
Loans originated:
 One- to four-family. . . . . . . . .        7,288       6,589      6,372
 Commercial real estate and
  multi-family. . . . . . . . . . . .          365         376        110
 Land . . . . . . . . . . . . . . . .          219         124        170
 Construction . . . . . . . . . . . .        1,219         900      1,205
                                           -------     -------    -------
   Total mortgage loans originated. .        9,091       7,989      7,857

Loans purchased:
 One- to four-family. . . . . . . . .          209       3,815         --
 Commercial real estate and
   multi-family . . . . . . . . . . .          318          --         --
                                           -------     -------    -------
     Total loans purchased. . . . . .          527       3,815         --

Loans sold. . . . . . . . . . . . . .           --          --         --

Mortgage loan principal
 repayments . . . . . . . . . . . . .        9,466       8,419      7,030
                                           -------     -------    -------
Net mortgage loan activity. . . . . .          152       3,385        827
                                           -------     -------    -------
Total gross mortgage loans at
  end of period . . . . . . . . . . .      $42,911     $42,759    $39,374
                                           =======     =======    =======

     Loan Commitments. The Bank issues, without fee, commitments for one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and at a specified interest rate and are honored for up to three months from the date of loan approval. The Bank had outstanding net loan commitments of approximately $1.4 million at September 30, 1997, $1.0 million of which were for variable rate loans. See Note L of Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 1.5% for construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.
The Bank had immaterial net deferred loan fees at September 30, 1997.

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

                                      At September 30,
             -----------------------------------------------------------------
                     1997                  1996                  1995
             --------------------- --------------------- ---------------------
                        Percentage            Percentage            Percentage
             Principal  of Gross   Principal  of Gross   Principal  of Gross
             Balance    Loans      Balance    Loans      Balance    Loans
             -------    -----      -------    -----      -------    -----
                                   (Dollars in Thousands)

Loans
 delinquent
 for:
 30 -
  59 days.   $  939      2.02%     $1,088     2.38%      $  653     1.58%
 60 -
  89 days.      328      0.71         331     0.72          728     1.76
             ------      ----      ------     ----       ------     ----
             $1,267      2.73%     $1,419     3.10%      $1,381     3.34%
             ======      ====      ======     ====       ======     ====

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. The Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, and no accruing loans contractually past due 90 days or more as to principal or interest payments, at any of the dates indicated.

                                                 At September 30,
                                          --------------------------------
                                          1997          1996          1995
                                          ----          ----          ----
                                               (Dollars in Thousands)
Loans 90 days or more delinquent
  and accounted for on
  a non-accrual basis:
Residential real estate . . . . . .       $334          $495          $489
 Commercial . . . . . . . . . . . .         --           106            --
 Consumer . . . . . . . . . . . . .         60           177            57
                                          ----          ----          ----
   Total non-accrual loans. . . . .        394           778           546

Real estate owned . . . . . . . . .         --            --            28
                                          ----          ----          ----
Total non-performing assets . . . .       $394          $778          $574
                                          ====          ====          ====
Total loans delinquent 90 days or
  more to net loans . . . . . . . .       0.86%         1.33%         1.33%
                                          ====          ====          ====
Total loans delinquent 90 days or
   more to total assets . . . . . .       0.67%         1.26%         1.09%
                                          ====          ====          ====
Total non-performing assets to
  total assets. . . . . . . . . . .       0.67%         1.26%         1.15%
                                          ====          ====          ====

     At September 30, 1997, management of the Bank was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 1997 amounted to approximately $11,300, before such loans were placed on non-accrual status. Had such non-accruing loans been current in accordance with their original terms, no additional interest income of would have been recorded for the year ended September 30, 1997.

     Foreclosed Real Estate. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Bank had no foreclosed real estate at September 30, 1997.

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

     The aggregate amounts of the Bank's classified assets and general and specific loss allowances at the dates indicated, were as follows:

                                               At September 30,
                                          ---------------------------
                                          1997        1996       1995
                                          ----        ----       ----
                                                (In Thousands)

Loss. . . . . . . . . . . . . . . . . .   $ 15        $ 59        $ 50
Doubtful. . . . . . . . . . . . . . . .     --          --          --
Substandard assets. . . . . . . . . . .    350         602         489
Special mention . . . . . . . . . . . .    151          67         126
                                          ----        ----        ----
  Total classified assets . . . . . . .   $516        $728        $665
                                          ====        ====        ====
General loss allowances . . . . . . . .   $206        $142        $151
Specific loss allowances. . . . . . . .     15          59          50
                                          ----        ----        ----
  Total allowances. . . . . . . . . . .   $221        $201        $201
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

     At September 30, 1997, the Bank had an allowance for loan losses of $221,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                         Year Ended September 30,
                                      ------------------------------
                                      1997         1996         1995
                                      ----         ----         ----
                                           (Dollars in Thousands)

Allowance at beginning of period.     $201         $201         $178
                                      ----         ----         ----
Provision for loan losses . . . .       29           10           33
Recoveries. . . . . . . . . . . .       --           --           --

Charge-offs:
 Residential real estate. . . . .       --           --           --
 Commercial real estate and
  multi-family. . . . . . . . . .       --           --           --
 Construction . . . . . . . . . .       --           --           --
 Consumer . . . . . . . . . . . .        9           10           10
                                      ----         ----         ----
    Total charge-offs . . . . . .        9           10           10
                                      ----         ----         ----
    Net charge-offs . . . . . . .        9           10           10
                                      ----         ----         ----
Balance at end of period. . . . .     $221         $201         $201
                                      ====         ====         ====
Ratio of allowance to total
 loans outstanding at the
 end of the period. . . . . . . .     0.48%        0.44%        0.49%
                                      ====         ====         ====
Ratio of net charge-offs to
 average loans outstanding
 during the period. . . . . . . .     0.02%        0.02%        0.02%
                                      ====         ====         ====
Ratio of allowance to
 non-accrual loans. . . . . . . .    56.10%       25.83%       36.79%
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

                                        At September 30,
                      -------------------------------------------------------
                            1997               1996              1995
                      -----------------  -----------------  -----------------
                               % of               % of               % of
                               Loans              Loans              Loans
                               in Each            in Each            in Each
                               Category           Category           Category
                               to Total           to Total           to Total
                      Amount   Loans     Amount   Loans     Amount   Loans
                      ------   -----     ------   -----     ------   -----
                                       (Dollars in Thousands)

Real estate mortgage:
 One- to four-family  $ 55      85.48%    $ 65      88.51%   $ 67     90.07%
 Commercial and multi-
  family . . . . . .    61       3.34       59       2.45      44      2.35
 Land. . . . . . . .    --       1.15       --       1.07      --      1.16
 Construction. . . .    --       2.37       --       1.34      --      1.02
Consumer . . . . . .    40       7.66       77       6.63      64      5.40
Unallocated. . . . .    65         --       --         --      26        --
 Total allowance for  ----     ------     ----     ------    ----    ------
  loan losses. . . .  $221     100.00%    $201     100.00%   $201    100.00%
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

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At September 30, 1997, the Bank's regulatory liquidity of 19.3% was significantly in excess of the 5% required by OTS regulations. Management intends to hold all securities in the Bank's investment portfolio in order to enable the Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     The Bank adopted SFAS No. 115 on October 1, 1993. At September 30, 1997, the Bank's portfolio of state and local debt securities and mortgage-backed securities are classified as "held to maturity" and the portfolio of federal agency obligations are classified as "available for sale." Consistent with the Bank's asset/liability management strategy, at September 30, 1997, the majority of the investment portfolio matures within five years of that date.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                               At September 30,
                                   ----------------------------------------
                                     1997             1996           1995
                                   --------         --------       --------
                                   Carrying         Carrying       Carrying
                                   Value            Value          Value
                                   -----            -----          -----
                                                (In Thousands)
Government National
 Mortgage Association
 ("GNMA") . . . . . . . . . . .    $  290           $  319         $  415
Fannie Mae. . . . . . . . . . .       409              524            658
Freddie Mac . . . . . . . . . .       970            1,220          1,462
                                   ------           ------         ------
    Total . . . . . . . . . . .    $1,669           $2,063         $2,535
                                   ======           ======         ======

     The following table sets forth the composition of the Company's investment securities, FHLB stock, certificates of deposit and mortgage-backed securities portfolios at the dates indicated.

                                       At September 30,
                       ------------------------------------------------------
                            1997              1996                1995
                       ----------------  -----------------  -----------------
                       Book  Percent of  Book   Percent of  Book   Percent of
                       Value Portfolio   Value  Portfolio   Value  Portfolio
                       ----- ---------   -----  ---------   -----  ---------
                                       (Dollars in Thousands)
Investment securities:
 U.S. Government and
  federal agency
  obligations(1) . .  $ 1,709   15.64%  $ 2,906   20.14%   $  893    11.85%
 State and local
  obligations(1) . .      878    8.03       848    5.88       718     9.53
 Interest-bearing
  deposits . . . . .    6,183   56.58     5,620   38.96     2,933    38.93

Mortgage-backed
 securities(1) . . .    1,669   15.27     2,063   14.30     2,535    33.65

Certificates of
 deposit . . . . . .       25    0.23     2,525   17.50        --       --

Capital stock - FHLB-
 Des Moines(2) . . .      464    4.25       464    3.22       455     6.04
                      -------  ------   -------  ------    ------   ------
Total investment
 securities, FHLB
 stock and mortgage-
 backed securities .  $10,928  100.00%  $14,426  100.00%   $7,534   100.00%
                      =======  ======   =======  ======    ======   ======
------------------
(1) The Company adopted SFAS No. 115 on October 1, 1993. U.S. Government and federal agency obligations are classified as "available-for-sale" and are valued at fair value at September 30, 1997, 1996 and 1995. State and local obligations are classified as "held-to-maturity" and are reflected at amortized cost.
(2) The dividend yield on the capital stock of the FHLB-Des Moines was 7.00% for the fiscal year ended September 30, 1997.

     The following table sets forth the composition and maturities of the investment securities portfolio, interest-bearing deposits, certificates of deposit and mortgage-backed securities (excluding FHLB stock) at September 30, 1997.

                             One Year    After One To  Over Five to  After
                             or Less     Five Years    Ten Years     Ten Years   Total Investment Securities
                             -------     ----------    ---------     ---------   ---------------------------
                             Book Value  Book Value    Book Value    Book Value  Book Value     Market Value
                             ----------  ----------    ----------    ----------  ----------     ------------
                                                        (Dollars in Thousands)
U.S Government and federal
 agency obligations . . . .   $  502       $1,007         $ --         $  200      $1,709          $1,709

State and local obligations       --          105          250            523         878           1,049

Interest-bearing deposits .    6,183           --           --             --       6,183           6,183

Certificates of deposit . .       25           --           --             --          25              25
                              ------       ------        -----         ------      ------          ------
Total investment securities
 and interest-bearing
 deposits . . . . . . . . .   $6,710       $1,112        $ 250         $  723      $8,795          $8,966
                              ======       ======        =====         ======      ======          ======
Weighted average yield. . .     5.45%        6.87%        9.21%          9.63%       6.08%
                                ====         ====                        ====        ====
Mortgage-backed securities.     $413         $219           --         $1,037      $1,669
                                ====         ====                      ======      ======
Weighted average yield. . .     6.00%        5.93%          --           7.51%       6.93%
                                ====         ====                        ====        ====

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 1997, the Bank had no other borrowing arrangements.

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

     The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1997.

Weighted                                                            Percentage
Average         Original   Checking and          Minimum            of Total
Interest Rate   Term       Savings Deposits      Amount   Balance   Deposits
-------------   ----       ----------------      ------   -------   --------
                                                       (In Thousands)

2.50%           None       Demand and NOW
                            accounts(1)          $  250   $ 1,759     4.12%
4.52            None       Money market accounts  2,500     2,415     5.66
3.01            None       Passbook savings
                            accounts                 10     3,881     9.09

                           Certificates of Deposit
                           -----------------------

3.75            91-day     Fixed-term, fixed-rate   500        22     0.05
5.11            6 months   Fixed-term, fixed-rate   500     3,100     7.26
5.11            9 months   Fixed-term, fixed-rate   500        50     0.12
5.52            12 months  Fixed-term, fixed-rate   500     7,996    18.73
5.75            18 months  Fixed-term, fixed-rate   500     4,936    11.56
5.80            24 months  Fixed-term, fixed-rate   500     2,700     6.32
6.05            30 months  Fixed-term, fixed-rate   500     2,384     5.58
6.26            36 months  Fixed-term, fixed-rate   500     3,700     8.67
6.06            48 months  Fixed-term, fixed-rate   500     2,322     5.44
6.34            60 months  Fixed-term, fixed-rate   500       900     2.11
7.52            72 months  Fixed-term, fixed-rate   500     6,429    15.06
7.00            120 months Fixed-term, fixed-rate   500       100     0.23
                                                          -------   ------
                                                          $42,694   100.00%
                                                          =======   ======
-----------------
(1) Includes non-interest-bearing accounts with an aggregate balance of $687,000.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

      Maturity Period                                    Amount
      ---------------                                    ------
                                                    (In Thousands)

Three months or less. . . . . . . . . . . . . .         $    --
Over three through six months . . . . . . . . .             620
Over six through 12 months. . . . . . . . . . .             481
Over 12 months. . . . . . . . . . . . . . . . .           2,043
                                                        -------
     Total. . . . . . . . . . . . . . . . . . .         $ 3,144
                                                        =======

Deposit Flow

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                 At September 30,
                              ------------------------------------------------------------------------------
                                          1997                           1996                    1995
                              -----------------------------   ----------------------------   ---------------
                                        Percent                        Percent                       Percent
                                        of       Increase              of       Increase             of
                              Amount    Total    (Decrease)   Amount   Total    (Decrease)   Amount  Total
                              ------    -----    ----------   ------   -----    ----------   ------  -----
                                                                 (Dollars in Thousands)

Non-interest-bearing . . .    $   687    1.61%      $182     $   505    1.20%      $  200    $   305   0.72%
NOW checking . . . . . . .      1,072    2.51        100         972    2.30         (180)     1,152   2.72
Regular savings accounts (1)    3,881    9.09         29       3,852    9.12          262      3,590   8.47
Money market deposits. . .      2,415    5.66        333       2,082    4.93          112      1,970   4.64
                              -------  ------       ----     -------  ------       ------    ------- ------
                                8,055   18.87        644       7,411   17.55          394      7,017  16.55
Fixed-rate certificates
 which mature (1):
  Within 1 year. . . . . .     19,423   45.49        557      18,866   44.67         (417)    19,283  45.48
  After 1 year, but
   within 2 years. . . . .      5,330   12.48       (986)      6,316   14.95           28      6,288  14.83
  After 2 years, but
   within 5 years. . . . .      9,540   22.35        442       9,098   21.54        4,597      4,501  10.61
Certificates maturing
 thereafter. . . . . . . .        346    0.81       (200)        546    1.29       (4,766)     5,312  12.53
                              -------  ------       ----     -------  ------       ------    ------- ------
                               34,639   81.13       (187)     34,826   82.45         (558)    35,384  83.45
                              -------  ------       ----     -------  ------       ------    ------- ------
   Total . . . . . . . . .    $42,694  100.00%      $457     $42,237  100.00%      $ (164)   $42,401 100.00%
                              =======  ======       ====     =======  ======       ======    ======= ======

----------------
(1) Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of (in thousands) $3,782, $3,567 and $3,672 at September 30, 1997, 1996 and 1995, respectively.

Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                         At September 30,
                                  --------------------------------
                                  1997          1996          1995
                                  ----          ----          ----
                                           (In Thousands)

3.00 - 3.99%. . . . . . . .    $    22         $     8       $   998
4.00 - 4.99%. . . . . . . .        229             913         2,709
5.00 - 5.99%. . . . . . . .     22,909          20,863        18,120
6.00 - 6.99%. . . . . . . .      5,362           7,222         7,383
7.00 - 7.99%. . . . . . . .      2,381           2,230         2,219
8.00 - 8.99%. . . . . . . .      3,736           3,590         3,955
9.00% and over. . . . . . .         --              --            --
                               -------         -------       -------
  Total . . . . . . . . . .    $34,639         $34,826       $35,384
                               =======         =======       =======

     The following table sets forth the amount and maturities of time deposits at September 30, 1997.

                                  Amount Due                      Percent
                -----------------------------------------------   of Total
                 Less Than  1-2    2-3    3-4    After            Certificate
                 One Year   Years  Years  Years  4 Years  Total   Accounts
                 --------   -----  -----  -----  -------  -----   --------
                                     (In Thousands)

3.00 - 3.99%. .   $    22   $   -- $   -- $   --  $ --    $    22    0.06%
4.00 - 4.99%. .       229       --     --     --    --        229    0.66
5.00 - 5.99%. .    16,926    4,420  1,563     --    --     22,909   66.14
6.00 - 6.99%. .     1,464      679    832  1,609   778      5,362   15.48
7.00 - 7.99%. .       782      231    174  1,094   100      2,381    6.87
8.00 - and over        --       --     --  3,736    --      3,736   10.79
                  -------   ------ ------ ------  ----    -------  ------
  Total . . . .   $19,423   $5,330 $2,569 $6,439  $878    $34,639  100.00%
                  =======   ====== ====== ======  ====    =======  ======

Savings Activities

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                       Year Ended September 30,
                                      -----------------------------
                                      1997        1996         1995
                                      ----        ----         ----
                                               (In Thousands)

Beginning balance . . . . . . . .   $42,237      $42,401     $40,711
Net deposits (withdrawals)
 before interest credited . . . .    (1,220)      (1,765)        347
Interest credited . . . . . . . .     1,677        1,601       1,343
Net increase (decrease) in
 deposits . . . . . . . . . . . .       457         (164)      1,690
                                    -------      -------     -------
Ending balance. . . . . . . . . .   $42,694      $42,237     $42,401
                                    =======      =======     =======

Borrowings

     The Bank has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. During the years ended September 30, 1997, 1996 and 1995, the Bank had no borrowings from the FHLB-Des Moines.

                                  REGULATION

General

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets and to ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $464,000 at September 30, 1997.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The Bank's assessments expensed for the year ended September 30, 1997 were $42,000.

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

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

     At September 30, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the regulations, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1997, the Bank's limit on loans to one borrower was $1.8 million. At September 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $1.0 million.

     Activities of Savings Banks and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

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

Bank Holding Company Regulation

     General. Upon consummation of the acquisition of Lafayette County Bank the Company become a bank holding company. Bank holding companies are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company will be required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the applicable federal banking agency to approve interstate branching de novo by national and state banks, but only in states which specifically allow for such branching.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

     Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. The Federal Reserve regulations provide that capital standards will generally be applied on a bank only (rather than a consolidated) basis on the case of a bank holding company with less than $150 million in total consolidated assets.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test (as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test") to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                               TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the income tax laws and regulations applicable to the Bank or the Company.

     Tax Bad Debt Reserves. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Federal Tax Matters. Other recent changes in the federal tax system could also affect the business of the Bank. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Bank does not believe these changes will have a material effect on its operations.

     Audits. There have not been any Internal Revenue Service audits of the Bank's Federal income tax returns during the past five years.

State Taxation

     Missouri Taxation. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri-based thrift institutions are not subject to the regular corporate income tax.

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

     For additional information regarding taxation, see Note H of Notes to Consolidated Financial Statements contained in the Annual Report.

Competition

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 1997, there were 11 commercial banks, including Lafayette County Bank, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

     As of September 30, 1997, the Bank had 9 full-time and one part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 1997.

Name                  Age(1)  Position
----                  ------  --------

Erwin Oetting, Jr.    57      President and Chief Executive Officer

E. Steva Vialle       46      Treasurer, Chief Financial Officer and Secretary

     The following table sets forth certain information regarding the executive officers of the Bank.

Name                  Age(1)  Position
----                  ------  --------

Erwin Oetting, Jr.    57      President and Chief Executive Officer

E. Steva Vialle       46      Executive Vice President, Chief Operating
                              Officer and Secretary

Kathryn M. Swafford   35      Vice President and Treasurer

Mark D. Summerlin     37      Vice President

----------------
(1)  As of September 30, 1997.

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

     Kathryn M. Swafford joined the Bank as Controller in 1984 and has been employed as Treasurer since 1988. She is a member of the Lexington Park Board.

     Mark D. Summerlin has been employed by the Bank since 1985. He is a member of the Rotary Club, the Lexington Park Board, the Chamber of Commerce, the Knights of Columbus and the Wentworth Country Club Board.

Item 2.  Description of Property
--------------------------------

     The Bank has no branch offices. The Bank owns its main office located at 919 Franklin Avenue, Lexington, Missouri. The office was opened in 1960 and its size is approximately 3,500 square feet. At September 30, 1997, the net book value of the Bank's premises and equipment (land, building and improvements, furniture and equipment) was $360,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" on page 2 of the Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

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

Item 7.   Financial Statements
------------------------------

          (a)  Financial Statements
               Independent Auditor's Report*
               Consolidated Statements of Financial Condition as of
                September 30, 1997 and 1996*
               Consolidated Statements of Stockholders' Equity for the
                Years Ended September 30, 1997, 1996 and 1995*
               Consolidated Statements of Income for the Years Ended
                September 30, 1997, 1996 and 1995*
               Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1997, 1996 and 1995*
               Notes to the Consolidated Financial Statements*

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

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Bank's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Bank" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

        (a)    Exhibits
               --------

       3(a)    Articles of Incorporation of the Registrant*
       3(b)    Bylaws of the Registrant*
      10(a)    Employment Agreement with Erwin Oetting, Jr.**
      10(b)    Employment Agreement with E. Steva Vialle**
      10(c)    Salary Continuation Agreement with Erwin Oetting, Jr.**
      10(d)    Salary Continuation Agreement with E. Steva Vialle**
      10(e)    Severance Agreement with Mark D. Summerlin**
      10(f)    Severance Agreement with Kathryn M. Swafford**
      10(g)    1996 Stock Option Plan***
      10(h)    Management Recognition and Development Plan***
     (13)      Annual Report to Stockholders
     (21)      Subsidiaries of the Registrant
     (23)      Consent of Independent Auditor
     (27)      Financial Data Schedule
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

        (b)    Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LEXINGTON B & L FINANCIAL CORP.


Date:  December 24, 1997            By: /s/ Erwin Oetting, Jr.
                                        --------------------------------------
                                        Erwin Oetting, Jr.
                                        President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                         DATE
----------                   -----                         ----

/s/ Erwin Oetting, Jr.
------------------------     President, Chief Executive    December 24, 1997
Erwin Oetting, Jr.           Officer and Director
                             (Principal Executive Officer)

/s/ E. Steva Vialle
------------------------     Executive Vice President,     December 24, 1997
E. Steva Vialle              Chief Operating Officer,
                             Secretary and Director

/s/ William J. Huhmann
------------------------     Senior Vice President and     December 24, 1997
William J. Huhmann           Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

/s/ Steve Oliaro
------------------------     Director                      December 24, 1997
Steve Oliaro

/s/ Norman Vialle
------------------------     Director                      December 24, 1997
Norman Vialle

/s/ Charles R. Wilcoxon
------------------------     Director                      December 24, 1997
Charles R. Wilcoxon

/s/ Glenn H. Twente
------------------------     Director                      December 24, 1997
Glenn H. Twente

                                    EXHIBIT 13

                          1997 Annual Report to Stockholders

                              1997 ANNUAL REPORT

                        LEXINGTON B & L FINANCIAL CORP.

LEXINGTON B & L FINANCIAL CORP.

1997 ANNUAL REPORT

TABLE OF CONTENTS

Letter to Stockholders................................................  1
Business of the Corporation...........................................  2
Common Stock Information..............................................  2
Selected Consolidated Financial Information...........................  3
Management's Discussion and Analysis of Financial
 Condition and Results of Operations..................................  5
Independent Auditors' Report.......................................... 14
Consolidated Financial Statements..................................... 15
Notes to Consolidated Financial Statements............................ 20
Directors and Officers................................................ 40
Corporate Information................................................. 41

President's Message
To Our Stockholders:

On behalf of the Board of Directors, Officers and Employees of Lexington B & L Financial Corp. and its wholly owned subsidiaries, B & L Bank and Lafayette County Bank, we are pleased to present our second Annual Report as a public company.

Lexington B & L Financial Corp. stock trades on the Nasdaq (Small Cap) Stock Market under the symbol "LXMO". We began the year at $11.125 per share and closed on September 30, 1997 at $16.25 per share representing a 46% gain on the year. Earnings for the year ended September 30, 1997 were $746,500 or $.70 per share. Our return on average assets for the year ended September 30, 1997 was 1.24% while our return on average equity was 4.23%.

We have worked hard throughout the year to increase shareholder value. We completed our first stock repurchase program in April of 1997, with the repurchase of 126,500 of our outstanding shares. Through our second repurchase program, which was completed in October, we repurchased 113,850 shares. In July of 1997 we paid our first $0.15 per share semiannual dividend.

Following the end of the year, we completed the acquisition of Lafayette County Bank, which operates three branches in Lexington, Wellington and Callao. Lafayette County Bank will retain its name and operate as a subsidiary of Lexington B & L Financial Corp. We are excited by Lafayette County Bank's ability to contribute experience in commercial, agricultural and consumer lending, which will greatly enhance our range of community banking services.

Our primary focus continues to be directed toward being a community-oriented financial institution that provides affordable financial services and products to the citizens of Lexington and surrounding communities. With the commitment of our dedicated Board of Directors and loyal staff, we look to the future with confidence.

All of us at Lexington B & L Financial Corp. appreciate your support and look forward to a long-lasting and profitable relationship.

Sincerely,

/s/ Erwin Oetting, Jr.

Erwin Oetting, Jr.
President

BUSINESS OF THE CORPORATION

Lexington B & L Financial Corp. ("Company"), a Missouri corporation, was organized on November 29, 1995, for the purpose of becoming the holding company for B & L Bank ("Bank"), upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("conversion"). The conversion was completed on June 5, 1996, through the issuance of 1,265,000 shares of common stock by Lexington at a price of $10.00 per share to certain former mutual members of B & L Bank and the general public. At September 30, 1997, the Company had total consolidated assets of $58.8 million and consolidated stockholders' equity of $15.7 million.

The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federal stock savings bank, originally organized in 1887. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

The Bank operates as a community-oriented financial institution devoted to serving the needs of its customers in its market area. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans.

COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq (Small Cap) Stock Market under the symbol "LXMO". As of September 30, 1997, there were approximately 309 stockholders of record and 1,058,500 shares of common stock outstanding (including unreleased Employee Stock Ownership Plan ("ESOP") shares of 86,900). Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations. There are also certain dividend limitations applicable to the Company under Missouri law. Under Missouri law, the Company is prohibited from declaring or paying dividends when its net assets are less than its stated capital or when the payment of any dividends would reduce its net assets below its stated capital.

The following table sets forth market price range of the Company's common stock for the year ended September 30, 1997 and 1996. This information was provided by the Nasdaq Stock Market.

                        High              Low             Dividends
                        ----              ---             ---------
Fiscal 1996
   Third Quarter       $11.00            $ 9.375             N/A
   Fourth Quarter      $11.00            $ 9.50              N/A
Fiscal 1997
   First Quarter       $13.50            $10.875             N/A
   Second Quarter      $15.75            $12.875             N/A
   Third Quarter       $16.75            $14.125             N/A
   Fourth Quarter      $16.625           $15.50             $0.15

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

                                             At September 30,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                            (Dollars in Thousands)

SELECTED FINANCIAL CONDITION
 DATA:

Total assets..............    $58,783    $61,670    $49,981  $47,727  $47,479
Loans receivable, net.....     45,873     45,348     41,111   39,379   37,605
Mortgage-backed securities      1,669      2,063      2,535    3,135    3,710
Cash, interest-bearing
 deposits and investment
 securities(1)............      9,430     12,547      5,218    4,115    5,073
FHLB stock................        464        464        455      455      455
Deposits..................     42,694     42,237     42,401   40,711   41,004
Stockholders' equity,
 substantially restricted.     15,652    18,762       7,195    6,598    6,030

                                           Year Ended September 30,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                              (Dollars in Thousands, Except Per Share Amounts)

SELECTED OPERATING DATA:

Interest income...........    $ 4,597    $ 4,073    $ 3,611  $ 3,331  $ 3,631
Interest expense on
 deposits.................      2,298      2,333      2,003    1,617    1,891
                              -------    -------    -------  -------  -------
    Net interest income...      2,299      1,740      1,608    1,714    1,740

Provision for loan losses.         29         10         33        5       21
                              -------    -------    -------  -------  -------
 Net interest income after
  provision for loan losses     2,270      1,730      1,575    1,709    1,719

Noninterest income........         84         99        ---       47       10
Noninterest expense.......      1,218      1,144        704      877      767
                              -------    -------    -------  -------  -------
 Income before income
  taxes...................      1,136        685        871      879      962

Income taxes..............        390        224        300      292      312
                              -------    -------    -------  -------  -------
   Net income.............    $   746    $   461    $   571  $   587  $   650
                              =======    =======    =======  =======  =======

Net income per share......    $  0.70    $  0.40        *        *        *
                              =======    =======

Dividends per share.......    $  0.15    $   ---        *        *        *
                              =======    =======

                                    At or For the Year Ended September 30,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
KEY OPERATING RATIOS:

Performance Ratios:
  Return on average assets
   (net income divided by
   average assets).........     1.24%      .84%      1.17%    1.24%    1.67%
  Return on average equity
   (net income divided by
   average equity).........     4.23      4.24       8.36     9.32    14.11
  Interest rate spread
   (difference between
   average yield on
   interest-earning assets
   and average cost of
   interest-bearing
   liabilities)...........      2.40      2.22       2.75     3.20     3.28
  Net interest margin (net
   interest income as a
   percentage of average
   interest-earning assets)     3.78      3.25       3.38     3.69     3.76
  Noninterest expense to
   assets.................     2.07       1.86       1.40     1.83     1.62
  Average interest-earning
   assets to interest-bearing
   liabilities............      139        124        115      114      112
  Dividend payout ratio
   (dividends paid divided by
   net income per share)..    21.43        ---         *        *        *

Quality Ratios:
  Allowance for loan losses
   to total loans receivable
   at end of period.......      .48        .44        .49      .45      .46
  Net charge offs to average
   outstanding loans receivable
   during the period......      .06        .02        .02      ---      ---
  Non-performing assets to
   total assets (2).......      .67       1.26       1.15      .76      .57

Capital Ratios:

  Equity to total assets at
   end of period (3).....     26.63      30.42      14.39    13.83    12.70
  Average equity to average
   assets................     29.24      19.73      14.00    13.26    11.80

                                               At September 30,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
OTHER DATA:
 Number of:
  Real estate loans
   outstanding............      1,167     1,245     1,267     1,296    1,312
  Deposit accounts........      4,487     4,573     4,660     4,475    4,415
  Full-service offices....          1        1          1         1        1

* Operating as a mutual institution

---------------
(1) Includes interest-bearing deposits in other depository institutions.
(2) Non-performing assets include non-accrual loans and other repossessed assets.
(3) Includes the effect of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at September 30, 1997, 1996 and 1995.

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

INTEREST RATE RISK MANAGEMENT
-----------------------------

In order to reduce the impact on the Bank's net interest income due to changes in interest rates, the Bank's management has adopted a strategy that has been designed to maintain the interest rate sensitivity of its assets and liabilities. The primary elements of this strategy involve emphasizing the origination of adjustable-rate mortgage loans and maintaining a short- and medium-term investment portfolio. At September 30, 1997, 89.9% of the Bank's mortgage loan and mortgage-backed securities portfolio was composed of adjustable-rate loans and securities and the average maturity of the mortgage-backed securities portfolio was less than twelve years.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE
------------------------------------------------

The following table is provided to the Bank by the OTS and illustrates the percent change in net portfolio value ("NPV"), and the applicable limits approved by the Bank's Board of Directors, as of September 30, 1997, based on OTS assumptions. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

         Basis
         Point ("bp")
         Change
         in Rates              Board Limit          Change in NPV
         --------              -----------          -------------

         +400 bp                  (45)%                  (9)%
         +300 bp                  (25)                   (4)
         +200 bp                  (20)                   (1)
         +100 bp                  (10)                   (1)
            0 bp                  ---                   ---
         -100 bp                    8                    (2)
         -200 bp                   10                    (3)
         -300 bp                   11                    (3)
         -400 bp                   20                    (2)

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------

Total assets decreased to $58.8 million at September 30, 1997, from $61.7 million at September 30, 1996. The decrease results primarily from the use of certificates of deposit and investments to purchase 206,500 shares of treasury stock at a cost of $3.2 million. Loans originated, net of repayments remained constant and the increase of $.5 million in loans was the result of loans purchased. Other assets increased $139,000, primarily the result of deferred costs associated with the acquisition of Lafayette County Bank. Deposits increased $457,000 from a strong economy in the Company's trade area. Other liabilities decreased $240,000, primarily resulting from the payment of SAIF assessment in first quarter of fiscal 1997. Equity decreased to $15.7 million at September 30, 1997, from $18.8 million in 1996, primarily resulting from the purchase of treasury stock and implementation of the management recognition and development plan ("MRDP").

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND
--------------------------------------------------------------------------
1996
----

NET INCOME. Net income increased by $285,000, or 62.0%, to $746,000 for the year ended September 30, 1997, from $461,000 for the year ended September 30, 1996. This increase was primarily due to increased earnings in 1997 from the investing of the conversion proceeds for a full year, net of an increase in noninterest expenses.

NET INTEREST INCOME. Net interest income increased 32.1%, to $2.3 million for the year ended September 30, 1997, from $1.7 million for the year ended September 30, 1996. Total interest income increased $524,000 to $4.6 million in 1997 from $4.1 million in 1996, primarily as a result of the availability of conversion funds for investment for the full year and, to a lesser extent, an increase in the average yield of the loan portfolio to 8.41% from 8.13% and an increase in the average yield of the investment securities and interest-bearing deposits to 5.93% from 5.83%. Interest expense on deposits decreased $35,000, or 1.5%, primarily as a result of lower average deposits, offset by an increase in cost of deposits to 5.46% in 1997 from 5.39% in 1996. Because the Company's average yield on interest-earning assets rose more than the average rate paid on interest-bearing liabilities, the Company's net interest spread increased to 2.40% for 1997 compared to 2.22% for the 1996 year.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $29,000 for the year ended September 30, 1997, as compared to $10,000 for the year ended September 30, 1996. The increase in the provision for loan losses was primarily attributable to an increase in the allowance for loan losses to reflect the increase in loans and management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience and economic conditions.

NONINTEREST INCOME. Noninterest income decreased $15,000 to $84,000 for the year ended September 30, 1997, primarily resulting from a $4,000 increase in service charges and other fees, $8,000 decrease in net commissions in the service subsidiary, $8,000 decrease in net income from sale of foreclosed real estate, $4,000 increase in gain on sale of investments and $7,000 decrease in other income.

NONINTEREST EXPENSE. Noninterest expense increased $73,000 to $1,218,000 for the year ended September 30, 1997, from $1,145,000 for the year ended September 30, 1996, primarily due to increases in employee salaries and benefits of $242,000, professional and consulting fees of $129,000 and other expenses of $37,000, offset by a decrease of $336,000 in Federal deposit insurance premiums because of the approximately $281,000 for the one-time SAIF assessment in 1996 and a reduced premium cost beginning January 1, 1997. The increase in employee salaries and benefits results primarily from the ESOP plan expense for a full year in fiscal 1997 and the implementation of the MRDP in June 1997. The professional and consulting fees increase of $129,000 results from operating as a public company.

INCOME TAXES. The provision for income taxes increased to $390,000 for the year ended September 30, 1997, from $224,000 for the year ended September 30, 1996, due to higher earnings without a corresponding increase in expenses.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND
--------------------------------------------------------------------------
1995.
----

NET INCOME. Net income decreased by $110,000 to $461,000 for the year ended September 30, 1996, from $571,000 for the year ended September 30, 1995. This decrease was primarily due to a one-time SAIF assessment of approximately $281,000 imposed on the Bank's deposits as a result of the enactment of the Deposit Insurance Fund Act.

NET INTEREST INCOME. Net interest income increased to $1.7 million for the year ended September 30, 1996, from $1.6 million for the year ended September 30, 1995. Total interest income increased $462,000 to $4.1 million in 1996 from $3.6 million in 1995, primarily as a result of the availability of conversion funds for investment for approximately three and one-half months and, to a lesser extent, an increase in the average yield of the loan portfolio to 8.13% from 7.73%, offset by a decrease in the average yield of the investment securities and interest-bearing deposits to 5.83% from 7.06%. Partially offsetting the increase in total interest income, interest expense on deposits increased $330,000 to $2.3 million for 1996 from $2.0 million for 1995, primarily as a result of higher interest rates paid on new and renewing certificates of deposit and, to a lesser extent, an increase in deposit average balances to $43.3 million from $41.4 million. Because the average yield on interest-earning assets rose less than the average rate paid on interest-bearing liabilities, the Bank's net interest spread declined to 2.22% for the fiscal year ended September 30, 1996 from 2.75% for the fiscal year ended September 30, 1995, continuing the trend from the previous fiscal year.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 for the year ended September 30, 1996, as compared to $33,000 for the year ended September 30, 1995. The reduction in the provision for loan losses was primarily attributable to a reduction in the increase of non-accruing loans as compared to the prior year.

NONINTEREST INCOME. Noninterest income increased $99,000 to $99,000 for the year ended September 30, 1996, primarily due to an $8,000 gain in the year ended September 30, 1996, as compared to a $6,000 loss in the year ended September 30, 1995, on income from foreclosed assets, and a $17,000 gain on sale of equity interest in Financial Information Trust (the Bank's cooperative data processor) during the year ended September 30, 1996, as compared to a $47,000 loss during the year ended September 30, 1995, on the sale of investments.

NONINTEREST EXPENSE. Noninterest expense increased $441,000 to $1,145,000 for the year ended September 30, 1996, from $704,000 for the year ended September 30, 1995, primarily due to an increase in Federal deposit insurance premiums of approximately $281,000 for the one-time SAIF assessment. The change also included an increase of $133,000 resulting from a $30,000 increase in deferred compensation expense associated with the funding of executive officer salary continuation agreements, $10,000 increase in life insurance cost, $70,000 associated with ESOP debt retirement, and the addition of one employee during the year.

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

                                                   Year Ended September 30,
                     -------------------------------------------------------------------------------------
                                  1997                         1996                        1995
                     ---------------------------  ---------------------------  ---------------------------
                                Interest                     Interest                     Interest
                     Average    and       Yield/  Average    and       Yield/  Average    and       Yield/
                     Balance(1) Dividends Cost    Balance(1) Dividends Cost    Balance(1) Dividends Cost
                     ---------- --------- ----    ---------- --------- ----    ---------- --------- ----
                                                   (Dollars in Thousands)
Interest-earning
 assets(2):
 Loans receivable..   $45,109    $3,792   8.41%    $41,201   $ 3,350   8.13%    $40,249   $ 3,112   7.73%
 Mortgage-backed
  securities.......     1,895       119   6.30       2,283       147   6.44       2,820       183   6.49
 Investment securities
  and other interest-
  bearing deposits..   10,251       608   5.93       9,252       539   5.83       4,476       316   7.06
 Certificates of
  deposit...........    1,256        78   6.21         794        37   4.66         ---       ---    ---
                      -------    ------            -------   -------            -------   -------
  Total interest-
   bearing assets...   58,511     4,597   7.86      53,530     4,073   7.61      47,545     3,611   7.59

Noninterest-earning
 assets:
 Office properties
  and equipment, net      370                          396                          418
 Real estate, net...        1                            2                           24
 Other noninterest-
  earning assets....    1,516                        1,134                          791
                      -------                      -------                      -------
  Total assets......  $60,398                      $55,062                      $48,778
                      =======                      =======                      =======
Interest-bearing
 liabilities:
 Passbook, NOW and
  money market
  accounts..........  $ 7,303       201   2.75     $ 7,893       223   2.83     $ 8,101       242   2.99
 Certificates of
  deposit...........   34,763     2,096   6.03      35,427     2,110   5.96      33,272     1,761   5.29
                      -------    ------            -------   -------            -------   -------
  Total deposits....   42,066     2,297   5.46      43,320     2,333   5.39      41,373     2,003   4.84
                                 ------                      -------                      -------
Noninterest-bearing
 liabilities:
 Noninterest-bearing
 deposits...........      123                          393                          181
 Other liabilities..      547                          485                          397
                      -------                      -------                      -------
  Total liabilities.   42,736                       44,198                       41,951
  Stockholders'
   equity...........   17,662                       10,864                        6,827
                      -------                      -------                      -------
  Total liabilities
   and stockholders'
   equity...........  $60,398                      $55,062                      $48,778
                      =======                      =======                      =======
Net interest income.             $ 2,300                     $ 1,740                      $ 1,608
                                 =======                     =======                      =======
Interest rate
 spread.............                      2.40%                        2.22%                        2.75%
                                          ====                         ====                         ====
Net interest margin.                      3.78%                        3.25%                        3.38%
                                          ====                         ====                         ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........      139%                         124%                         115%
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


                                                    At September 30,
                                             -------------------------------
                                             1997          1996         1995
                                             ----          ----         ----
Weighted average yield on:
 Loan portfolio.........................     8.35%         8.06%        8.00%
 Mortgage-backed securities.............     6.93          7.02         7.02
 Investment securities and interest-
  bearing deposits......................     6.13          5.85         6.38
 Certificates of deposit................     5.70          5.67          ---
 All interest-earning assets............     7.95          7.56         7.80

Weighted average rate paid on:

 Deposits...............................     5.53          5.47         5.42
 All interest-bearing liabilities.......     5.53          5.47         5.42

Interest rate spread (spread between
 weighted average yield on interest-
 earning assets and weighted average
 rate paid on all interest-bearing
 liabilities)...........................     2.42          2.09         2.38

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

                                   Years Ended September 30,
                      --------------------------------------------------------
                      1997 Compared to 1996         1996 Compared to 1995
                      Increase (Decrease) Due to    Increase (Decrease) Due to
                      --------------------------    --------------------------
                      Rate      Volume      Net     Rate      Volume     Net
                      ----      ------      ---     ----      ------     ---
                                         (Dollars in Thousands)
Interest-earning
 assets:
 Loans receivable(1) $ 117       $ 325     $ 442   $ 163       $  75    $ 238
 Mortgage-backed
  securities........    (4)        (24)      (28)     (1)        (35)     (36)
 Investment securities
  and other interest-
  bearing deposits..    (2)          7         5     (63)        286      223
 Certificates of
  deposit...........    17          25        42      19          18       37
                     -----       -----     -----   -----       -----    -----
  Total net change
   in income on
   interest-earning
   assets...........   128         333       461     118         344      462

Interest-bearing
 liabilities:
 Passbook, NOW and
  money market
  accounts..........     6          18        24     (13)         (6)     (19)
 Certificates of
  deposit...........   (28)         40        12     231         118      349
                     -----       -----     -----   -----       -----    -----
  Total interest-
   bearing
   liabilities......   (22)         58        36     218         112     330
                     -----       -----     -----   -----       -----    -----
  Net change in net
   interest income.. $ 150       $ 275     $ 425   $(100)      $ 232    $ 132
                     =====       =====     =====   =====       =====    =====

-------------------
(1) For purposes of calculating volume, rate and rate/volume variances, non-accrual loans are included in the weighted-average balance outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances should the Company need additional funds. For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Company's liquidity ratio at September 30, 1997 was approximately 19.3%. The Company maintains a higher level of liquidity than required by regulation in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

The primary investing activity of the Company is the origination of one- to four-family mortgage loans. During the year ended September 30, 1997, the Company originated mortgage loans in the amount of $9.0 million. During the year ended September 30, 1997, the Company also purchased $0.2 million of two- to four-family mortgage loans secured by real estate. The Company also purchased $0.3 million of non-residential mortgage loans. The Company purchased these loans with excess conversion funds to supplement local loan demand and, subject to market condition, intends to purchase additional such loans. Other investing activities include the purchase of certificates of deposit, investment grade federal agency and state and local obligations, and mortgage-backed securities.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1997, 1996 and 1995, the Company (or the Bank) used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 1997, the Company had loan commitments for ARM and fixed rate loans, which amounted to $1,041,750 and $370,000, respectively.

Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Company. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Company has had some success in lengthening the maturity of its certificate of deposit portfolio, a component of its asset/liability management strategy. At September 30, 1997, certificates of deposit amounted to $34.6 million, or 81.1% of total deposits, including $15.2 million which were scheduled to mature in more than one year at September 30, 1997. At September 30, 1997, $19.4 million of certificates of deposit were schedule to mature within one year. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB-Des Moines advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Company is not subject to any regulatory capital requirements. The Bank is subject to certain capital requirements imposed by the OTS. The Bank satisfied each of these requirements at September 30, 1997. See Note I of the Consolidated Financial Statements.

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

ACQUISITION OF LAFAYETTE COUNTY BANK
------------------------------------

The Company on March 12, 1997, announced the execution of a definitive agreement with Lafayette Bancshares, Inc., the holding company for Lafayette County Bank. On October 1, 1997, the merger was completed in accordance with the Agreement and Plan of Merger. As a result, Lafayette County Bank became a wholly-owned subsidiary of the Company. Each share of Lafayette common stock has been converted into the right to receive .0851 share of Lexington common stock and $0.92 in cash. Cash was paid in lieu of a fractional share of Lexington at the rate of $16.098 per share. The transaction resulted in Lexington issuing 96,120 shares of previously purchased treasury stock and approximately $1,040,000 in cash resulting in a total purchase price of approximately $3.5 million.

At September 30, 1997, Lafayette County Bank assets included $1.5 million cash and interest-bearing deposits, $13.5 million investments, $2.1 million federal funds sold and $16.5 million gross loans. The loan portfolio consisted of $4.8 million of commercial and agricultural loans, $7.2 million of real estate loans and $4.5 million of consumer loans.

Lafayette County Bank, headquartered in Lexington, Missouri, had total assets of $33.7 million at September 30, 1997. It has three full service offices, one in Lexington, one in Wellington and one in Callao, Missouri.

See Note P of the Notes to the Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

See Note A of the Notes to the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lexington B & L Financial Corp. and Subsidiary
Lexington, Missouri

We have audited the accompanying consolidated statements of financial condition of Lexington B & L Financial Corp. ("Company") and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington B & L Financial Corp. and Subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ Morton, Horton & Carlson, P.C.

Mexico, Missouri
November 12, 1997

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30
                                                        1997          1996
                                                        ------------------
ASSETS

Cash (includes interest-bearing deposits of
 $6,183,087 and, $5,619,441, respectively)          $ 6,818,315   $ 6,268,048
Certificates of deposit                                  24,854     2,524,854
Investment securities--Note B
 Available-for-sale, at fair value                    1,708,545     2,906,125
  Held-to-maturity (fair value of $1,048,925
   and $1,004,791, respectively)                        878,312       847,702
Mortgage-backed securities available-for-sale,
 at fair value--Note C                                1,669,040     2,063,402
Stock in Federal Home Loan Bank ("FHLB")
 of Des Moines                                          464,300       464,300
Loans receivable--Note D                             45,873,319    45,347,771
Accrued interest receivable--Note E                     282,399       301,697
Premises and equipment--Note F                          359,502       381,186
Other assets                                            704,332       564,938
                                                    -----------   -----------
                                     TOTAL ASSETS   $58,782,918   $61,670,023
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits--Note G                                   $42,694,282   $42,236,793
  Advances from borrowers for property
   taxes and insurance                                  168,920       162,659
  Other liabilities                                     268,110       508,602
                                                    -----------   -----------
                                TOTAL LIABILITIES    43,131,312    42,908,054

Commitments and contingencies--Note L

Stockholders' Equity--Notes I, J and M
  Preferred stock, $.01 par value;
   500,000 shares authorized, none issued                   ---           ---
  Common stock, $.01 par value; 8,000,000
   shares authorized, 1,265,000
   shares issued and outstanding                         12,650        12,650
  Additional paid-in capital                         12,115,432    12,071,392
  Retained earnings - substantially restricted
   --Notes I and M                                    8,225,011     7,649,330
  Unearned ESOP shares--Note J                         (869,002)     (971,240)
  Unearned MRDP shares--Note J                         (656,001)          ---
  Treasury stock, at cost (206,500 shares of
   common stock)                                     (3,205,690)          ---
  Unrealized gain (loss) on securities
   available-for-sale, net of tax                        29,206          (163)
                                                    -----------   -----------
                       TOTAL STOCKHOLDERS' EQUITY    15,651,606    18,761,969
                                                    -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $58,782,918  $61,670,023
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.


LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                             UNREALIZED
                            ADDITIONAL             UNEARNED  GAIN (LOSS)  UNEARNED                TOTAL
               COMMON       PAID-IN     RETAINED   ESOP         ON        MRDP      TREASURY   STOCKHOLDERS'
               STOCK        CAPITAL     EARNINGS   SHARES    SECURITIES   SHARES    STOCK         EQUITY
               --------------------------------------------------------------------------------------------
Balance at
 September
 30, 1994     $   ---      $    ---  $6,617,765  $      ---  $  (19,425)   $   ---  $     ---   $ 6,598,340
Net income        ---           ---     570,692         ---         ---        ---        ---       570,692
Change in
 unrealized
 gain (loss)
 on securities    ---           ---         ---         ---      25,611        ---        ---        25,611
              -------      --------  ----------  ----------  ----------    -------  ---------   -----------
  BALANCE AT
SEPTEMBER 30,
        1995      ---           ---   7,188,457         ---       6,186        ---      ---       7,194,643

Net income        ---           ---     460,873         ---         ---        ---        ---       460,873
Net proceeds
 from issuance
 of common
 stock--Note M 12,650    12,071,304         ---         ---         ---        ---        ---    12,083,954
Common stock
 issued to
 Employee Stock
 Ownership
 Plan (ESOP)
 --Note J         ---           ---         ---  (1,012,000)        ---        ---        ---    (1,012,000)
Release of
 ESOP shares      ---            88         ---      40,760         ---        ---        ---        40,848
Change in
 unrealized
 gain (loss)
 on securities    ---           ---         ---         ---      (6,349)       ---        ---        (6,349)
              -------    ----------  ----------  ----------  ----------    -------  ---------   -----------
  BALANCE AT
SEPTEMBER 30,
        1996   12,650    12,071,392   7,649,330    (971,240)       (163)       ---        ---    18,761,969

Net income        ---           ---     746,456         ---         ---        ---        ---       746,456
Release of ESOP
 shares           ---        44,040         ---     102,238         ---        ---        ---       146,278
Change in
 unrealized
 gain (loss)
 on securities    ---           ---         ---         ---      29,369        ---        ---        29,369
Repurchase of
 common stock     ---           ---         ---         ---         ---        --- (3,979,479)   (3,979,479)
Adoption of MRDP
 --Note J         ---           ---         ---         ---         ---   (773,789)   773,789           ---
Amortization of
 MRDP             ---           ---         ---         ---         ---    117,788        ---       117,788
Dividends declared
 ($.15 per share) ---           ---    (170,775)        ---         ---        ---        ---      (170,775)
              -------    ----------- ----------  ----------  ----------  ---------  ---------   -----------
  BALANCE AT
SEPTEMBER 30,
        1997  $12,650    $12,115,432 $8,225,011  $(869,002)  $   29,206 $(656,001) $(3,205,690) $15,651,606
              =======    =========== ==========  =========   ========== ========== ===========  ===========

See accompanying notes to consolidated financial statements.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED SEPTEMBER 30
                                               1997        1996        1995
                                            ---------------------------------
INTEREST INCOME
   Mortgage loans                           $3,513,711  $3,140,193 $2,962,378
   Other loans                                 278,094     210,256    149,183
   Investment securities and interest-
    bearing deposits                           686,082     575,708    316,121
   Mortgage-backed securities                  119,357     147,119    183,102
                                            ----------  ---------- ----------
      Total Interest Income                  4,597,244   4,073,276  3,610,784

INTEREST EXPENSE ON DEPOSITS--Note G         2,297,735   2,332,708  2,002,990
                                            ----------  ---------- ----------
      Net Interest Income                    2,299,509   1,740,568  1,607,794

PROVISION FOR LOAN LOSSES--Note D               29,190      10,013     32,460
                                            ----------  ---------- ----------
      Net Interest Income After
       Provision for Loan Losses             2,270,319   1,730,555  1,575,334

NONINTEREST INCOME (LOSS)
   Service charges and other fees               29,023      24,342     26,320
   Commissions, net                             16,994      25,960     20,856
   Income (loss) from foreclosed real estate       (25)      8,490     (5,600)
   Gain (loss) on sale of investments--Note B    4,407        (175)   (46,606)
   Other                                        33,370      40,203      4,864
                                            ----------  ---------- ----------
      Total Noninterest Income (Loss)           83,769      98,820       (166)

NONINTEREST EXPENSE
   Employee salaries and benefits              712,655     470,209    327,870
   Occupancy costs                              60,523      58,453     58,868
   Advertising                                  12,642      10,545      7,665
   Data processing                              55,068      58,142     49,298
   Federal insurance premium                    41,828     378,003     94,006
   Professional and consulting fees            156,332      27,240     29,981
   Other                                       178,584     141,910    136,788
                                            ----------  ---------- ----------
      Total Noninterest Expense              1,217,632   1,144,502    704,476
                                            ----------  ---------- ----------
             INCOME BEFORE INCOME TAXES      1,136,456     684,873    870,692

INCOME TAXES--Note H                           390,000     224,000    300,000
                                            ----------  ----------  ---------
                             NET INCOME     $  746,456  $  460,873  $ 570,692
                                            ==========  ==========  =========

NET INCOME PER SHARE                        $      .70  $      .40        N/A
                                            ==========  ==========  =========

See accompanying notes to consolidated financial statements.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED SEPTEMBER 30
                                               1997        1996        1995
                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                              $  746,456  $  460,873  $  570,692
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization             27,394      27,589      28,135
     Amortization of premiums and discounts   (18,953)    (57,278)    (53,092)
     Gain on sales of foreclosed real estate      ---      (8,490)       (811)
     Loss on sales of securities available-
      for-sale                                    ---         ---      46,606
     Loss on securities held-to-maturity called   ---         175         ---
     Provisions for loan losses                29,190      10,013      32,460
     Stock and patronage dividends                ---      (9,100)    (18,636)
     Proceeds for past patronage dividends        ---      25,368         ---
     ESOP shares released                     146,278      40,848         ---
     Amortization of deferred recognition
      and retention plan                      117,788         ---         ---
     Changes to assets and liabilities
      increasing (decreasing) cash flows
       Accrued interest receivable             19,299    (149,167)    (30,063)
       Other assets                          (139,394)    (57,177)        537
       Other liabilities                     (255,180)    300,511     (42,506)
                                           ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     672,878     584,165     533,322

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from principal payments of
    mortgage-backed securities
    available-for-sale                        429,046     438,777     629,255
   Proceeds from sales of securities
    available-for-sale                      2,400,343         ---     429,375
   Proceeds from maturity of securities
    held-to-maturity                              ---      43,459         ---
   Proceeds from maturity of certificates
    of deposit                              2,500,000         ---     769,000
   Loans originated, net of repayments        (28,799)   (436,345) (1,806,852)
   Proceeds from sales of foreclosed real
    estate                                     10,903      40,570      69,600
   Purchase of certificates of deposits           ---  (2,500,000)        ---
   Purchase of securities available-
    for-sale                               (1,205,046) (2,000,625)        ---
   Purchase of securities held-to-maturity        ---    (105,000)        ---
   Purchase of loans                         (536,843) (3,814,934)        ---
   Purchase of life insurance policies
    to fund salary continuation plan              ---    (460,000)        ---
   Purchase of premises and equipment          (5,710)       (556)    (24,333)
                                           ----------  ----------  ----------
                    NET CASH PROVIDED BY
          (USED IN) INVESTING ACTIVITIES    3,563,894  (8,794,654)     66,045

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

                                                  YEAR ENDED SEPTEMBER 30
                                               1997        1996        1995
                                               -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits    $  457,489 $  (164,490) $ 1,689,796
   Net increase (decrease) in advances
    from borrowers for property
    taxes and insurance                        6,260     (11,534)      (1,911)
   Proceeds from sale of common stock            ---  12,083,954          ---
   Loan to ESOP                                  ---  (1,012,000)         ---
   Payment of dividends                     (170,775)        ---          ---
   Purchase of treasury stock             (3,979,479)        ---          ---
                                         ----------- -----------  -----------
                 NET CASH PROVIDED BY
       (USED IN) FINANCING ACTIVITIES     (3,686,505) 10,895,930    1,687,885
                                         ----------- -----------  -----------
                NET INCREASE IN CASH         550,267   2,685,441    2,287,252

CASH, BEGINNING OF YEAR                    6,268,048   3,582,607    1,295,355
                                         ----------- -----------  -----------
                   CASH, END OF YEAR     $ 6,818,315 $ 6,268,048  $ 3,582,607
                                         =========== ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid for
     Interest on deposits                $ 2,319,244 $ 2,368,816 $ 1,993,279
                                         =========== =========== ===========
     Income tax                          $   293,560 $   275,302 $   307,393
                                         =========== =========== ===========
   Noncash investing and financing
    activities are as follows
     Loans to facilitate sales of
      real estate                        $       --- $    26,587 $    14,900
                                         =========== =========== ===========
     Foreclosed real estate acquired
      by foreclosure or deed in lieu
      of foreclosure                     $    10,903 $    30,785 $    42,803
                                         =========== =========== ===========
     Stock and patronage dividends       $       --- $     9,100 $    18,636
                                         =========== =========== ===========

     Allocation of MRDP shares of
      common stock                       $   773,789 $       --- $       ---
                                         =========== =========== ===========

See accompanying notes to consolidated financial statements.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997, 1996 AND 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying reporting policies and practices of Lexington B & L Financial Corp. (the "Company) and subsidiary conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

NATURE OF OPERATIONS: The Company, a Missouri corporation, was incorporated in November, 1995, for the purpose of becoming the holding company of B & L Bank ("Bank"). On June 5, 1996, the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering and acquired all of the outstanding capital stock of the Bank.

The Bank provides a variety of financial services to individual and corporate customers. The Bank's primary deposit products are interest-bearing checking and savings accounts and certificates of deposit. Its primary lending products are one- to four-family residential loans.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly-owned subsidiary, whose activities consist principally of selling mortgage redemption insurance to the Bank's customers. Significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES: Investment securities are classified as held to maturity, which are recorded at amortized cost, or available-for-sale, which are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

NET INCOME PER SHARE: Net income per share of common stock has been computed on the basis of the weighted-average number of shares of common stock and common stock equivalents assumed to be outstanding, including ESOP shares released, 1,064,532 for the year ended September 30, 1997. Weighted average number of shares used in the per share calculation for the year ended September 30, 1996, was 1,164,464 stated on a pro forma basis as if the shares were outstanding for the entire year.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

NEW ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share and No. 129, Disclosure of Information about Capital Structure. Both statements are effective for financial statements issued after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure.

In June, 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Both statements are effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. An enterprise shall continue to display an amount for net income but will also be required to display other comprehensive income, which includes other changes in equity. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Upon adoption, these statements will not have a significant effect upon the presentation of the Company's financial statements.

RECLASSIFICATION: Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

NOTE B--INVESTMENT SECURITIES
                                                 GROSS UNREALIZED
                                     AMORTIZED   ----------------   FAIR
                                     COST        GAINS    LOSSES    VALUE
                                     ---------------------------------------
U.S. government and Federal
 agency obligations
 available-for-sale:
   September 30, 1997               $1,705,327  $ 10,191 $  6,973  $1,708,545
                                    ==========  ======== ========  ==========
   September 30, 1996               $2,900,600  $  5,997 $   (472) $2,906,125
                                    ==========  ======== ========  ==========
State and local obligations
 held-to-maturity:
   September 30, 1997               $  878,312  $170,613 $    ---  $1,048,925
                                    ==========  ======== ========  ==========
   September 30, 1996               $  847,702  $157,548 $   (459) $1,004,791
                                    ==========  ======== ========  ==========

The scheduled contractual maturities of debt securities at September 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE B--INVESTMENT SECURITIES - CONT'D

                                    HELD-TO-MATURITY      AVAILABLE-FOR-SALE
                                  -------------------    ---------------------
                                    AMORTIZED   FAIR     AMORTIZED     FAIR
                                    COST        VALUE    COST          VALUE
                                  --------------------   ---------------------
Amounts maturing:
 One year or less                 $    --- $      ---    $  500,117 $  502,318
 After one year through five
  years                            105,000    107,006       998,823  1,006,814
 After five years through
  ten years                        250,000    317,660           ---        ---
 After ten years                   523,312    624,259       206,387    199,413
                                  -------- ----------    ---------- ----------
                                  $878,312 $1,048,925    $1,705,327 $1,708,545
                                  ======== ==========    ========== ==========

During 1996, state and local obligations held-to-maturity with amortized costs of $43,634 were called for redemption resulting in gross loss of $175.

During 1997 and 1995, securities available-for-sale sold for total proceeds of $2,004,750 and $429,375, respectively, resulting in a gross realized gain of $4,407 in 1997 and a gross realized loss of $46,606 in 1995.

NOTE C--MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available-for-sale consist of the following:

                                                  GROSS UNREALIZED
                                      AMORTIZED   ----------------    FAIR
                                      COST        GAINS   LOSSES      VALUE
                                      ---------------------------------------
September 30, 1997
  GNMA                               $   65,626  $24,292 $   ---   $  289,918
  FNMA                                  405,236    5,286  (1,805)     408,717
  FHLMC                                 957,582   13,478    (655)     970,405
                                     ----------  ------- --------  ----------
                                     $1,628,444  $43,056 $ (2,460) $1,669,040
                                     ==========  ======= ========  ==========
September 30, 1996
  GNMA                               $  295,666  $23,019 $    ---  $  318,685
  FNMA                                  528,822      578   (5,061)    524,339
  FHLMC                               1,244,683    1,740  (26,045)  1,220,378
                                     ----------  ------- --------  ----------
                                     $2,069,171  $25,337 $(31,106) $2,063,402
                                     ==========  ======= ========  ==========

The amortized cost and fair value of mortgage-backed securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE C--MORTGAGE-BACKED SECURITIES - CONT'D

                                                     AMORTIZED     FAIR
                                                     COST          VALUE
                                                    ----------------------
   Amounts maturing:
     One year or less                               $  413,855 $  413,572
     After one year through five years                 219,179    218,807
     After ten years                                   995,410  1,036,661
                                                    ---------- ----------
                                                    $1,628,444 $1,669,040
                                                    ========== ==========

Mortgage-backed securities were pledged to secure deposits as required or permitted by law, with an amortized cost of $587,834 and fair value of $592,024 at September 30, 1997.

NOTE D--LOANS RECEIVABLE

Loans receivable consist of the following at September 30:

                                                     1997        1996
                                                 -----------------------
   Mortgage loans
    One- to four-family residences               $39,720,752  $40,537,065
    Multi-family residential                          96,746      103,352
    Commercial                                     1,456,803    1,016,901
    Construction                                   1,100,600      613,000
    Land                                             535,841      488,610
                                                 -----------  -----------
                                                  42,910,742   42,758,928
   Less undisbursed portion of mortgage loans        373,243      249,502
                                                  42,537,499   42,509,426
   Consumer and other loans
    Home equity                                  $   608,490  $   486,389
    Loans on savings                               1,101,365    1,210,549
    Automobile loans                               1,446,035    1,089,563
    Other                                            400,930      252,844
                                                 -----------  -----------
                                                   3,556,820    3,039,345
                                                 -----------  -----------
                                                  46,094,319   45,548,771
   Less allowance for loan losses                    221,000      201,000
                                                 -----------  -----------
                                                 $45,873,319  $45,347,771
                                                 ===========  ===========

At September 30, 1997 and 1996, the Company serviced loans amounting to $-0-and $21,106, respectively, for the benefit of others. Also, the Company had loans serviced by others amounting to $4,090,051 and $4,670,821 at September 30, 1997 and 1996, respectively.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE D--LOANS RECEIVABLE - CONT'D

In the ordinary course of business, the Company makes loans to its directors and officers at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                     YEAR ENDED SEPTEMBER 30
                                                       1997          1996
                                                    -----------------------
Balance, beginning of period                        $ 208,175    $ 198,292
Originations                                           46,000       19,658
Payments                                              (16,770)      (9,775)
                                                    ---------    ---------
                          BALANCE, END OF PERIOD    $ 237,405    $ 208,175
                                                    =========    =========

Allowance for loan losses is as follows:

                                                   YEAR ENDED SEPTEMBER 30
                                               1997        1996        1995
                                            ---------------------------------

   Balance, beginning of period             $ 201,000   $ 201,000   $ 178,000
   Provision for loan losses                   29,190      10,013      32,460
   Charge-offs, net of recoveries              (9,190)    (10,013)     (9,460)
                                            ---------   ---------   ---------
                   BALANCE, END OF PERIOD   $ 221,000   $ 201,000   $ 201,000
                                            =========   =========   =========

At September 30, 1997 the Company had no impaired loans. The average recorded investment in impaired loans during the year ended September 30, 1997, was $36,180 and the amount of interest included in interest income on such loans for the year ended September 30, 1997, amounts to approximately $11,300.

NOTE E--ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at September 30:

                                                     1997        1996
                                                  -----------------------
   Loans receivable                                $258,726    $208,028
   Mortgage-backed securities                         9,664      12,074
   Investments and other                             14,009      81,595
                                                   --------    --------
                                                   $282,399    $301,697
                                                   ========    ========

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE F--PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30:

                                                     1997        1996
                                                  -----------------------
   Land                                            $ 48,676    $ 48,676
   Building and improvements                        515,595     515,595
   Furniture and equipment                          161,432     155,722
                                                   --------    --------
                                                    725,703     719,993
   Less accumulated depreciation and amortization   366,201     338,807
                                                   --------    --------
                                                   $359,502    $381,186
                                                   ========    ========
NOTE G--DEPOSITS

Deposit account balances are summarized as follow at September 30:

                        WEIGHTED AVERAGE
                        RATE AT                 1997             1996
                        SEPTEMBER 30,    ---------------- ------------------
                        1997              AMOUNT      %      AMOUNT      %
                       ----------------  ---------------- ------------------
Noninterest-bearing         ---%       $   686,976   1.6% $   505,264   1.2%
NOW                        2.50          1,072,471   2.5      971,504   2.3
Money Market               4.52          2,414,694   5.7    2,082,300   4.9
Passbook savings           3.01          3,880,715   9.1    3,851,499   9.1
                                       ----------- -----  ----------- -----
                           3.14          8,054,856  18.9    7,410,567  17.5
Certificates of deposit:
  3.00 to 3.99%            3.75             21,644   ---        8,107   ---
  4.00 to 4.99%            4.75            228,492   0.5      912,701   2.2
  5.00 to 5.99%            5.61         22,909,386  53.7   20,862,976  49.4
  6.00 to 6.99%            6.33          5,362,602  12.6    7,222,095  17.1
  7.00 to 7.99%            7.29          2,381,205   5.5    2,230,029   5.3
  8.00 to 8.99%            8.00          3,736,097   8.8    3,590,318   8.5
                                       ----------- -----  ----------- -----
                           6.08         34,639,426  81.1   34,826,226  82.5
                                       ----------- -----  ----------- -----
                           5.53%       $42,694,282 100.0% $42,236,793 100.0%
                           ====        =========== =====  =========== =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3,144,000 and $3,241,000 at September 30, 1997 and
1996, respectively. Deposits over $100,000 are not federally insured.

The Company had deposits of approximately $1,062,553 and $871,096 for its directors and officers at September 30, 1997 and 1996, respectively.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE G--DEPOSITS - CONT'D

At September 30, 1997, contractual maturities of certificate accounts are as follows:

STATED                               YEAR ENDED SEPTEMBER 30
INTEREST RATE        1998      1999       2000       2001       2002     AFTER
-------------  ---------------------------------------------------------------

3.00 to 3.99%  $    21,644 $      --- $      --- $      --- $    ---  $    ---
4.00 to 4.99%      228,492        ---        ---        ---      ---       ---
5.00 to 5.99%   16,926,254  4,419,910  1,563,222        ---      ---       ---
6.00 to 6.99%    1,463,555    679,791    832,441  1,609,129  531,447   246,239
7.00 to 7.99%      782,759    230,965    173,769  1,093,712      ---   100,000
8.00 to 8.99%          ---        ---        ---  3,736,097      ---       ---
               ----------- ---------- ---------- ---------- --------  --------
               $19,422,704 $5,330,666 $2,569,432 $6,438,938 $531,447  $346,239
               =========== ========== ========== ========== ========  ========

Interest expense on deposits are as follows:

                                                 YEAR ENDED SEPTEMBER 30
                                              1997        1996         1995
                                           -----------------------------------
   Passbook, Now and Money Market
    savings accounts                       $  200,987  $  223,471   $  242,172
   Certificate accounts                     2,096,748   2,109,237    1,760,818
                                           ----------  ----------   ----------
                                           $2,297,735  $2,332,708   $2,002,990
                                           ==========  ==========   ==========

NOTE H--INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                                 YEAR ENDED SEPTEMBER 30
                                              1997        1996         1995
                                           -----------------------------------

Current                                      $356,000    $319,900    $317,200
Deferred                                       34,000     (95,900)    (17,200)
                                             --------    --------    ---------
                                             $390,000    $224,000    $300,000
                                             ========    ========    ========

In addition, the Company recorded deferred income tax (benefit) to equity relating to unrealized gains and losses on investment securities available-for-sale of $14,699, ($3,175) and $12,809 for the years ended September 30, 1997, 1996 and 1995, respectively.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE H--INCOME TAXES - CONT'D

The provision for income taxes as shown on the consolidated statements of income differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:

                                           YEAR ENDED SEPTEMBER 30
                                       1997           1996             1995
                              ------------------------------------------------
                                AMOUNT   %      AMOUNT    %       AMOUNT    %
                              ------------------------------------------------

Income tax expense at
 statutory rates              $386,395  34.0% $232,857  34.0%  $296,035  34.0%
Increase (decrease) in taxes
 resulting from:
  Officers life insurance       (8,087)  (.7)      ---   ---        ---   ---
  Tax exempt income, net of
   related expenses            (24,281) (2.1)  (21,573)  (3.2)  (19,508) (2.2)
  State income tax, net of
   federal benefit              35,640   3.1    14,208    2.1    23,232   2.7
  Other, net                       333   ---    (1,492)   (.2)      241   ---
                              --------  ----  --------   ----  --------  ----
                              $390,000  34.3% $224,000   32.7% $300,000  34.5%
                              ========  ====  ========   ====  ========  ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                         SEPTEMBER 30
                                                     1997             1996
                                                    ------------------------
Deferred tax assets
   Allowance for loan losses                        $ 34,700       $ 29,200
   Excess pension contribution                        43,700            ---
   Unrealized loss on available-for-sale securities      ---             81
   Savings Association Insurance Fund assessment         ---        103,800
Deferred compensation                                 31,500         11,200
Deferred tax liabilities
   Depreciation                                      (32,500)       (33,800)
   Federal Home Loan Bank of Des Moines stock
    dividend                                         (57,000)       (57,000)
   Unrealized gain on available-for-sale
    securities                                       (14,607)           ---
                                                    --------       --------
                          NET DEFERRED TAX ASSET    $  5,793       $ 53,481
                                                    ========       ========

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

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE I--REGULATORY CAPITAL REQUIREMENTS - CONT'D

The following table presents the Bank's capital position relative to its regulatory capital requirements under FIRREA at September 30, 1997:

                                               REGULATORY CAPITAL
                                      TANGIBLE          CORE       RISK-BASED
                                      ---------------------------------------
                                              (Dollars in Thousands)

   GAAP capital                        $12,065         $12,065       $12,065
   Adjustments to capital:
     Unrealized gains                      (29)            (29)          (29)
     General valuation allowances
      as defined                           ---             ---           206
                                       -------         -------       -------
                 REGULATORY CAPITAL     12,036          12,036        12,242
   Regulatory capital requirement          879           1,757         2,460
                                       -------         -------       -------
          EXCESS REGULATORY CAPITAL    $11,157         $10,279       $ 9,782
                                       =======         =======       =======
   Regulatory capital ratio               20.6%           20.6%         39.8%
   Regulatory capital requirement          1.5             3.0           8.0
                                          ----            ----          ----
    EXCESS REGULATORY CAPITAL RATIO       19.1%           17.6%         31.8%
                                          ====            ====          ====

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions such as the Bank, which are defined as "well capitalized", must generally have a leverage capital (core) ratio of at least 5%, a tier risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In November 1994, the OTS revised its regulations whereby unrealized gains or losses on available-for-sale securities accounted for under SFAS No. 115 are not considered in the determination of regulatory capital. FDICIA also provided for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions and other changes in the legal and regulatory environment for institutions. There are no conditions or events since the Bank was notification of well capitalized classification that management believes have changed the institutions category.

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts, which differs from the provisions for such losses charged to income. Accordingly, retained earnings at September 30, 1997, includes income of approximately $2,000,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb loan losses, federal income taxes may be imposed at the then applicable rates. The Bank's retained earnings at September 30, 1997, were substantially restricted because of the effect of these bad debt reserves.

NOTE J--BENEFIT PLANS

The Company is a participating employer in a multi-employer plan trusteed pension plan that covers and provides defined benefits to substantially all full-time employees of the Company after one year of service. The plan assets exceeded vested benefits as of June 30, 1995, the date of the most current actuarial valuation. The Company portion of the plan assets and accumulated plan benefits has not been determined. Pension expense of $35,500, $27,224 and $9,250 was recognized for the years ended September 30, 1997, 1996 and 1995, respectively.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE J--BENEFIT PLANS - CONT'D

The Company also has a 401(k) salary reduction plan for all full-time employees. The plan is entirely funded by participant contributions. Participants may make deferrals up to 15% of compensation.

The Company has also entered into a salary continuation agreement with two of its officers. These agreements provide for monthly deferred compensation payments for a period of 180 months following retirement. The Company has purchased life insurance policies to fund these agreements. Deferred compensation charged to operations for the years ended September 30, 1997, 1996 and 1995 was $50,605, $30,289 and $-0-, respectively.

In connection with the conversion from mutual to stock form, the Company established an employee stock ownership plan ("ESOP") for the benefit of participating employees. Employees are eligible to participate upon attaining age twenty-one and completing one year of service.

The ESOP borrowed $1,012,000 from the Company to fund the purchase of 101,200 shares of the Company's common stock. The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. The loan is secured solely by the common stock and is to be repaid in equal quarterly installments of principal and interest payable through March, 2006 at 8.25%. The intercompany ESOP note and related interest were eliminated in consolidation.

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

Effective with the date of the stock conversion the Company adopted Statement of Position ("SOP") 93-6. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction to the ESOP loan. ESOP expense for the year ended September 30, 1997 and 1996, was $131,709 and $40,848, respectively. The fair value of unreleased shares based on market price of the Company's stock at September 30, 1997 and 1996 was $1,412,125 and $1,056,224, respectively.

The number of ESOP shares are summarized as follows at September 30:

                                             1997          1996
                                           ----------------------

   Allocated shares                         14,300         4,076
   Unreleased shares                        86,900        97,124
                                           -------      --------
                                           101,200       101,200
                                           =======       =======

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, common stock of 50,600 shares was awarded to certain directors, officers and employees of the Company and the Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). Amortization of the award resulted in a charge to compensation and benefit expense of $117,788 in 1997.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE K--STOCK OPTION

The Company has authorized the adoption of a stock option plan. Under the stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years.

No options have been exercised at September 30, 1997. During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to disclose pro forma net earnings as if the fair value-based method defined in SFAS No. 123 had been applied, while continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for its incentive stock options. Had compensation cost for the Company's incentive stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have been decreased by approximately $67,326, $0.06 per share, in 1997. The weighted average fair value of the options granted during 1997 is estimated at $6.94 per share on the date of grant using an option-pricing model with the following assumptions; excepted dividend yield of 1.14%, risk-free interest rate of 6.10% and an expected life of ten years.

Pro forma net earnings reflect only options granted and vested in fiscal 1997. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amount presented above because compensation expense is reflected over the options' vesting period.

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

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - CONT'D

At September 30, 1997 and 1996, the Bank was committed to originate loans aggregating approximately $1,411,750 and $879,900, respectively. Fixed loan commitments approximated $370,000 and $18,000 at September 30, 1997 and 1996, respectively, with interest rates ranging from 8.50% to 10.00%

At September 30, 1997, the Company had amounts on deposit at banks and federal agencies in excess of federally insured limits of approximately $6,530,000.

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

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 1995, the Company adopted SFAS No. 107, Disclosures about Fair Values of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS - CONT'D

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

     Cash and due from banks and certificates of deposit: The carrying amounts of cash and due from depository institutions and certificates of deposit approximate their fair value.

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

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS - CONT'D

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The amounts at September 30, 1997 (dollars in thousands) are as follows:

                                       1997                   1996
                                       ----                   ----
                                CARRYING   FAIR       CARRYING    FAIR
                                AMOUNT     VALUE      AMOUNT      VALUE
                                ---------------------------------------
ASSETS

   Cash                         $ 6,818   $ 6,818     $ 6,268    $ 6,268
   Certificates of deposit           25        25          25         25
   Investment securities
    available-for-sale            1,709     1,709       2,063      2,906
   Investment securities
    held-to-maturity                878     1,049         848      1,005
   Mortgage-backed securities     1,669     1,669       2,063      2,063
   Stock in FHLB                    464       464         464        464
   Loans receivable              45,873    45,120      45,348     44,613
   Accrued interest receivable      282       282         302        302
LIABILITIES
   Transaction accounts           8,055     8,055       7,411      7,411
   Certificates of deposit       34,639    34,934      34,826     35,185
   Advances from borrowers for
    taxes and insurance             169       169         163        163


NOTE O--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed balance sheet and condensed statements of income and cash flows for Lexington B & L Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                  SEPTEMBER 30
                                            1997                1996
                                        -------------------------------
CONDENSED BALANCE SHEET

ASSETS
   Cash and cash equivalents            $ 2,467,092         $   108,198
   Certificates of deposit                      ---           3,022,615
   Securities available-for-sale                ---           2,005,937
   ESOP note receivable                     907,572             978,602
   Accrued interest receivable                  ---              45,177
   Investment in subsidiary              12,065,107          12,644,333
   Other                                    220,252                 ---
                                        -----------         -----------
                         TOTAL ASSETS   $15,660,023         $18,804,862
                                        ===========         ===========

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE O--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONT'D

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued income taxes                          $     8,417    $    42,893
   Stockholders' equity                           15,651,606     18,761,969
                                                 -----------    -----------
                        TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY    $15,660,023    $18,804,862
                                                 ===========    ===========

                                                                PERIOD FROM
                                                                JUNE 5, 1996
                                            YEAR ENDED               TO
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                               1997                 1996
                                           -------------        -------------
CONDENSED STATEMENT OF INCOME
   Dividends from subsidiary                $1,500,000            $     ---
   Interest income                             268,678              113,174
   Gain on sale of investments                   4,407                  ---
                                            ----------            ---------
                                             1,773,085              113,174
Expenses                                       265,171                  ---
                                            ----------            ---------
   Income before equity in undistributed
    earnings of subsidiary and income
    taxes                                    1,507,914              113,174
   Increase (Decrease) in undistributed
    equity of subsidiary                      (758,458)             103,543
                                            ----------            ---------
            INCOME BEFORE INCOME TAXES         749,456              216,717
   Income taxes                                  3,000               41,100
                                            ----------            ---------
                            NET INCOME      $  746,456            $ 175,617
                                            ==========            =========

                                                                PERIOD FROM
                                                                JUNE 5, 1996
                                            YEAR ENDED               TO
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                               1997                 1996
                                           -------------        -------------
CONDENSED STATEMENT OF CASH FLOWS
  Cash flows from operating activities:
     Net income                             $  746,456            $ 175,617
     Adjustments to reconcile net
      income to net cash provided from
      operating activities:
      (Increase) Decrease in undistributed
       equity of subsidiary                    758,458             (103,543)
       Amortization of MRDP                    117,788                  ---
       Other                                  (211,966)             (26,627)
                                            ----------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES    1,410,736               45,447

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE O--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONT'D

                                                                PERIOD FROM
                                                                JUNE 5, 1996
                                            YEAR ENDED               TO
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                               1997                 1996
                                           -------------        -------------

   Cash flow from investing activities:
     Purchase of certificates of deposit    (1,500,017)          (3,000,000)
     Purchase of securities available-
      for-sale                                     ---           (2,000,624)
     Proceeds from and maturities of
      certificates of deposit                4,522,649                  ---
     Proceeds from sale of securities
      available-for-sale                     2,004,750                  ---
     Investment in subsidiary                      ---           (6,041,977)
                                            ----------          -----------
        NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES       5,027,382          (11,042,601)

   Cash flows from financing activities:
     Net proceeds from sale of common stock        ---           12,083,954
     Loan to ESOP                                  ---           (1,012,000)
     Principal collected from ESOP              71,030               33,398
     Dividends paid                           (170,775)                ---
     Purchase of treasury stock             (3,979,479)                ---
                                            ----------          -----------
        NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES      (4,079,224)          11,105,352
                                            ----------          -----------
                  NET INCREASE IN CASH
                  AND CASH EQUIVALENTS       2,358,894              108,198

   Cash and cash equivalents at
    beginning of period                        108,198                  ---
                                            ----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $2,467,092          $   108,198
                                            ==========          ===========

   Non-cash investing and financing
    activities:

      Allocation of MRDP shares of
       common stock                            773,789                  N/A
                                            ==========          ===========

NOTE P--SUBSEQUENT EVENT, ACQUISITION OF LAFAYETTE COUNTY BANK

The purchase of Lafayette County Bank. was completed on October 1, 1997, in accordance with the Agreement and Plan of Merger, resulting in Lafayette County Bank becoming a subsidiary of the Company. In the transaction, Lafayette shareholders received 96,120 shares of the Company's common stock, $1,039,140 cash and cash payments for fractional shares. The purchase price also included the assumption of debt, net of assets acquired. The total purchase price approximated $3,500,000 and will be accounted for under the purchase method of accounting. The allocation of the purchase price to tangible and intangible assets acquired by the Company is based on management's estimates. The resulting goodwill of approximately $1,000,000 will be amortized on a straight-line basis over fifteen years.

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE P--SUBSEQUENT EVENT, ACQUISITION OF LAFAYETTE COUNTY BANK - CONT'D

The following pro forma condensed combined statement of financial condition is provided as of September 30, 1997, giving effect to the merger as though it had been consummated on that date. Pro forma condensed combined statements of income are provided for the year ended September 30, 1997, giving effect to the merger as though it had occurred at the beginning of the period. The pro forma condensed financial statements are presented for illustration purposes only, and therefore, are not necessarily indicative of the operating results and financial position which may occur in the future.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF FINANCIAL CONDITION SEPTEMBER 30, 1997

                                             ACQUISITION
                                              ENTRIES(1)
                                            ---------------      PRO FORMA
                 LEXINGTON   LAFAYETTE      DEBIT    CREDIT      COMBINED
                 --------------------------------------------------------
                                (DOLLARS IN THOUSANDS)
ASSETS

 Cash            $ 6,818     $ 1,542      $  ---    $ 1,235     $ 7,125
 Investments       4,745      15,617         ---        ---      20,362
 Loans            45,873      16,152         ---        ---      62,025
 Goodwill            ---         264       3,589      2,782       1,071
 Other             1,347       1,062         ---        181       2,228
                 -------     -------      ------    -------     -------
  TOTAL ASSETS   $58,783     $34,637       3,589      4,198     $92,811
                 =======     =======                            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
  Deposits       $42,694     $31,346         ---        ---     $74,040
  FHLB advances      ---         340         ---        ---         340
  Notes payable      ---         588         ---        ---         588
  Other              437         356         149        ---         644
                 -------     -------      ------    -------     -------
TOTAL
 LIABILITIES      43,131      32,630         149        ---      75,612

 Stockholders'
  Equity          15,652       2,007       2,007      1,547      17,199
                 -------     -------      ------    -------     -------
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY          $58,783     $34,637       2,156      1,547     $92,811
                 =======     =======      ------     ------     =======
                                          $5,745     $5,745
                                          ======     ======

LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

NOTE P--SUBSEQUENT EVENT, ACQUISITION OF LAFAYETTE COUNTY BANK - CONT'D

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
YEAR ENDED SEPTEMBER 30, 1997

                                                PRO FORMA
                                               ADJUSTMENTS(2)
                                               ----------------      PRO FORMA
                    LEXINGTON   LAFAYETTE      DEBIT     CREDIT      COMBINED
                    ----------------------------------------------------------
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest Income      $4,597      $2,410       $   68    $  ---       $6,939
Interest Expense      2,298       1,251          ---       ---        3,549
                     ------      ------       ------    ------       ------
NET INTEREST INCOME   2,299       1,159           68       ---        3,390

Provision for Loan
 Losses                  29         206          ---       ---          235
                     ------      ------       ------    ------       ------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES           2,270         953           68       ---        3,155

Noninterest Income       84         244          ---       ---          328
Noninterest Expense   1,218         870           70       ---        2,158
                     ------      ------       ------    ------       ------
INCOME BEFORE
 INCOME TAXES         1,136         327          138       ---        1,325

Income Taxes            390         113          ---        25          478
                     ------      ------       ------    ------       ------
     NET INCOME      $  746      $  214       $  138    $   25       $  847
                     ======      ======       ======    ======       ======

Net Income Per
 Share               $ 0.70      $ 0.19                              $ 0.73
                     ======      ======                              ======

Average Shares
 Outstanding          1,065       1,130                               1,161
                      =====       =====                               =====

-----------------
(1) Acquisition entry to combined statement of financial condition includes:
(a) the purchase of minority interest in Lafayette County Bank for $196 cash resulting in $47 goodwill, and (b) Lexington's purchase of Lafayette for $1,039 cash, $1,466 cost of treasury stock and assumption of liabilities of $609 resulting in $1,039 goodwill and $81 additional paid-in capital. (2) Pro forma adjustments to combined statement of income include $68 reduced interest income resulting from cash used in acquisition, net of income taxes of $25 and amortization of goodwill on a straight line basis over fifteen years of $70. The goodwill is assumed to not be tax deductible.

                      DIRECTORS AND OFFICERS

OFFICERS:                                     DIRECTORS:

LEXINGTON B & L FINANCIAL CORP.           LEXINGTON B & L FINANCIAL CORP.
                                          AND B & L BANK

Erwin Oetting, Jr.                        Erwin Oetting, Jr.
President and Chief Executive Officer     Chairman of the Board

E. Steva Vialle                           E. Steva Vialle
Executive Vice-President, Chief
Operating Officer and Secretary           Steve Oliaro
                                          President
William J. Huhmann                        Baker Memorials, Inc.
Senior Vice-President and
Chief Financial Officer                   Norman Vialle
                                          Owner, Maid-Rite Drive In

Mark D. Summerlin                         Charles R. Wilcoxon
Senior Vice-President                     Retired Businessman

Terry L. Thompson                         Glenn H. Twente
Vice-President                            Retired Chiropractor

                  B & L BANK OFFICERS

Erwin Oetting, Jr.                        E. Steva Vialle
President and Chief Executive Officer     Executive Vice-President, Chief
                                          Operating Officer and Secretary

Kathryn M. Swafford                       Mark D. Summerlin
Vice-President and Treasurer              Vice-President

                   LAFAYETTE COUNTY BANK

OFFICERS:                                 DIRECTORS:

William J. Huhmann                        William J. Huhmann
Chairman and Chief Financial Officer      Chairman of the Board

Terry L. Thompson                         Terry L. Thompson
President and Chief Executive Officer
                                          Alfred Block
Donald L. Coen                            Farmer
Executive Vice President
                                          Ranie Thompson
Carol Summerlin                           Retired Businessman
Senior Vice President
                                          William C. LaHue, M.D.
Kirk Craven                               Doctor.
Vice President
                                          Norman Rasa
Betty Teter                               Business / Farmer
Assistant Vice-President

OFFICERS:                                 DIRECTORS:

Mary Ann Campbell                         Erwin Oetting, Jr.
Assistant Cashier                         President, B & L Bank.

Elsie Binder                              E. Steva Vialle
Assistant Cashier                         Executive Vice-President, B & L Bank

                                          Steve Oliaro
                                          President, Baker Memorials, Inc.

                     CORPORATE INFORMATION

OFFICES                                   INDEPENDENT AUDITORS

LEXINGTON B & L FINANCIAL CORP            Moore, Horton & Carlson, P.C.
AND B & L BANK                            Mexico, Missouri

919 Franklin Avenue                       GENERAL COUNSEL
Lexington, Missouri 64067
Telephone (816) 259-2247                  Aull, Sherman, Worthington,
                                          Giorza & Maycock, LLC
LAFAYETTE COUNTY BANK                     Lexington, Missouri

MAIN OFFICE                               SPECIAL COUNSEL

545 South Highway 13                      Breyer & Aguggia
Lexington, Missouri 64067                 Washington, D.C.

BRANCH LOCATIONS                          REGISTRAR AND TRANSFER AGENT

558 Highway 224                           Registrar and Transfer Company
Wellington, Missouri 64097                10 Commerce Drive
                                          Cranford, New Jersey 07016

Second and Highway 3
Callao, Missouri 63534

------------------------------------------------------------------------------
ANNUAL MEETING

The Annual Meeting of Stockholders will be held at the office of B & L Bank, 919 Franklin Avenue, Lexington, Missouri, on Tuesday, January 13, 1998 at 10:00 a.m., Central Time.
------------------------------------------------------------------------------
A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, LEXINGTON B & L FINANCIAL CORP., 919 FRANKLIN AVENUE, LEXINGTON, MISSOURI 64067.

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

----------------------
(1) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.

                                  Exhibit 23

                        Consent of Independent Auditors

MH&C   MOORE, HORTON & CARLSON, P.C.
       CERTIFIED PUBLIC ACCOUNTANTS
------------------------------------------------------------------------------
         510 South Muldrow St., P.O. Box 775 Mexico, Missouri 65265
                 Phone (314) 581-6773 FAX (314) 581-3209


                       CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Lexington B & L Financial Corp.
Lexington, Missouri  64067

We hereby consent to the incorporation by reference in the Registration Statement of Lexington B & L Financial Corp. on Form S-8 (File No. 333-29807), of our report dated November 12, 1997, accompanying the consolidated financial statements incorporated by reference in Lexington B & L Financial Corp.'s Annual Report on Form 10-KSB for the year ended September 30, 1997.


                             /s/ Moore, Horton & Carlson, P.C.

Mexico, Missouri
December 24, 1997