Form 10QSB
period 1997-12-31
LEXINGTON B & L FINANCIAL CORP
filed 1998-02-17
CIK 1008598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           --------------------
                                FORM 10-QSB
                           --------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1997
                                -----------------
                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number       0-28120
                       -----------------------

                      Lexington B & L Financial Corp.
                      -------------------------------

             Missouri                                    43-1739555
---------------------------------------              -------------------
(State or other jurisdiction of I.R.S.               (I.R.S. Employer
Employer Incorporation or organization)              Identification No.)

  P.O. Box 190, Lexington, MO                              64067
---------------------------------------              -------------------
(Address of principal executive offices)                (Zip Code)

        816-259-2247
-------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                              -----      -----


As of February 9, 1998, there were 1,120,761 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                    Yes         No   X
                                        -----      -----

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                                   FORM 10-QSB
                                DECEMBER 31, 1997

INDEX                                                                  PAGE
-----                                                                  ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                          1

  CONSOLIDATED STATEMENTS OF INCOME                                       2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            4-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           7-10


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                               11

ITEM 2 - CHANGES IN SECURITIES                                           11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 11

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS               11

ITEM 5 - OTHER INFORMATION                                               11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                11

SIGNATURES

                  LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                          December 31,    September 30,
                                              1997             1997
                                          ------------------------------
                                                  (Unaudited)
ASSETS

Cash                                        $ 2,294          $    635
Interest-bearing deposits                     4,286             6,183
Certificates of deposit                          25                25
Investment securities
  Available-for-sale, at fair value           1,705             1,709
  Held-to-maturity (estimated market
  value of $14,897 at December 31, 1997
  and $1,045 at September 30, 1997)          14,728               878
Mortgage-backed securities available-
  for-sale, at fair value                     1,420             1,669
Federal funds sold                            1,400               ---
Stock in Federal Home Loan Bank of
  Des Moines                                    578               464
Loans receivable (allowance for
  loan losses of $592 at December 31,
  1997 and $221 at September 30, 1997)       62,629            45,873
Accrued interest receivable                     680               282
Premises and equipment                          966               360
Cost in excess of net assets acquired         1,057               ---
Other assets                                    682               705
                                            -------           -------
                              TOTAL ASSETS  $92,450           $58,783
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                    $74,138           $42,694
Advances from borrowers for taxes
  and insurance                                  22               169
Advances from Federal Home Loan
  Bank of Des Moines                            340               ---
Notes payable                                   463               ---
Other liabilities                               535               268
                                            -------           -------
                         TOTAL LIABILITIES   75,498            43,131

Commitments and contingencies

 Stockholders' Equity
  Preferred stock, $.01 par
    value per share; 500,000
    shares authorized, none
    outstanding                                 ---               ---
  Common stock, $.01 par value
    per share; 8,000,000 shares
    authorized, 1,265,000 issued
    and outstanding at December
    31, 1997 and September 30,
    1997                                         13                13
  Paid-in capital                            12,215            12,115
Retained earnings - substantially
  restricted                                  8,411             8,225
Unearned ESOP shares                           (843)             (869)
Unearned MRDP shares                           (568)             (656)
Treasury stock at cost (144,239
  shares at December 31, 1997
  and 206,500 shares at
  September 30, 1997)                        (2,294)           (3,205)
Unrealized gain on securities
  available-for-sale, net of taxes               18                29
                                            -------           -------
                TOTAL STOCKHOLDERS' EQUITY   16,952            15,652
                                            -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $92,450           $58,783
                                            =======           =======


See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                         December 31,
                                                      1997          1996
                                                      ------------------
                                                          (Unaudited)
Interest Income
 Mortgage loans                                       $1,065      $  885
 Other loans                                             313          65
 Investment securities and interest-
   bearing deposits                                      319         177
 Federal funds sold                                       30         ---
 Mortgage-backed securities                               25          33
                                                      ------      ------
                               TOTAL INTEREST INCOME   1,752       1,160

Interest Expense
 Deposits                                                916         600
 Advances from FHLB                                        5         ---
 Notes payable                                            12         ---
                                                      ------      ------
                              TOTAL INTEREST EXPENSE     933         600
                                                      ------      ------
                                 NET INTEREST INCOME     819         560

Provision for Loan Losses                                  5           1
                                                      ------      ------
                           NET INTEREST INCOME AFTER
                           PROVISION FOR LOAN LOSSES     814         559


Non-interest Income
 Service charges and other fees                           71           7
 Commissions, net                                         14           5
 Income from foreclosed assets                             1         ---
 Loss on sale of investments                              (1)        ---
 Other                                                    14           8
                                                      ------      ------
                           TOTAL NON-INTEREST INCOME      99          20

Non-interest Expense
 Employee salaries and benefits                          411         129
 Occupancy costs                                          41          15
 Advertising                                              11           6
 Data processing                                          26          14
 Federal insurance premiums                               11          26
 Other                                                   126          68
                                                      ------      ------
                          TOTAL NON-INTEREST EXPENSE     626         258
                                                      ------      ------
                          INCOME BEFORE INCOME TAXES     287         321

Income Taxes                                             101         116
                                                      ------      ------
                                          NET INCOME  $  186      $  205
                                                      ======      ======
Basic Earnings Per Share                              $ 0.19      $ 0.18
                                                      ======      ======
Diluted Earnings Per Share                            $ 0.18      $ 0.18
                                                      ======      ======

See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                      Three Months Ended
                                                         December 31,
                                                      1997          1996
                                                      ------------------
                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $  186      $  205
  Adjustments to reconcile net income to
   net cash provided by operating activities
  Depreciation and amortization                           24           7
  Amortization of premiums and discounts                  (3)        (10)
  Provisions for loan losses                               5           1
  Amortization of acquisition premium                     19         ---
  ESOP shares released                                    44          31
  Amortization of deferred recognition
   and retention plan                                     88         ---
  Amortization of salary continuation
   plan costs                                             19          13
 Changes to assets and liabilities increasing
  (decreasing) cash flows
  Accrued interest receivable                            (12)        (41)
  Other assets                                            (1)        (39)
  Other liabilities                                       41        (197)
                                                      ------      ------
                          NET CASH PROVIDED BY (USED
                            IN) OPERATING ACTIVITIES     410         (30)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from principal payments of mortgage-
  backed securities available-for-sale                   246          59
 Proceeds from maturities of certificates
  of deposit                                             ---       1,000
 Proceeds from maturities of investment
  securities held-to-maturity                          2,820         ---
 Purchase of investment securities held-
  to-maturity                                         (3,130)        ---
 Loans originated, net of repayments                    (608)        (31)
 Purchase of premises and equipment                     (229)        ---
 Cash paid in the acquisition of Lafayette
  Bancshares, Inc.                                    (1,235)
 Cash acquired in acquisition of Lafayette
  County Bancshares                                    1,551         ---
                          NET CASH PROVIDED BY (USED -------     -------
                            IN) INVESTING ACTIVITIES    (585)      1,028

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                 89         100
 Net decrease in Federal funds sold                      675         ---
 Net decrease in advances from borrowers
  for property taxes and insurance                      (147)       (127)
 Repayment of note payable                              (125)        ---
 Purchase of treasury stock                             (555)        ---
                                    NET CASH USED IN -------     -------
                                FINANCING ACTIVITIES     (63)        (27)
                                                     -------     -------
                     NET INCREASE (DECREASE) IN CASH    (238)        971

Cash and cash equivalents, beginning of period         6,818       6,268
                                                     -------     -------
            CASH AND CASH EQUIVALENTS, END OF PERIOD $ 6,580     $ 7,239
                                                     =======     =======

See accompanying notes to Consolidated Financial Statements

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 1997 and for the period then ended included in this report have been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. The Company is the holding company for B & L Bank and Lafayette County Bank. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1997, interim financial statements. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements as of December 31, 1997, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1997 and for the year then ended included in the Registrant's 1997 Annual Report to Shareholders.

NOTE B--Earnings Per Share
--------------------------

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). The Statement requires restatement of all prior-period earnings per share ("EPS") data presented. It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During October 1997 the Company repurchased 33,850 shares of stock (3% of
outstanding shares).   The total number of shares outstanding at December 31,
1997, after this purchase and the issuance of 96,111 shares in connection with the acquisition of Lafayette Bancshares, Inc. is 1,120,761. The following table presents the computation of EPS.

                                                        Three Months ended
                                                            December 31,
                                                          1997       1996
                                                       ---------------------
                                                       (In thousands, except
                                                         per share amounts)

Basic earnings per share:
Income available to common shareholders                 $186          $205
                                                        ====          ====
Average common shares outstanding                        977         1,168
                                                        ====         =====
Basic earnings per share                               $0.19         $0.18
                                                       =====         =====
Diluted earnings per share:
Income available to common shareholders                 $186          $205
                                                        ====          ====
Average common shares outstanding                        977         1,168
Dilutive potential common shares outstanding
  due to common stock options and awards                  36            --
                                                       -----         -----
 Average number of common shares and dilutive
  potential common shares outstanding                  1,013         1,168
                                                       =====         =====
Diluted earnings per share                             $0.18         $0.18
                                                       =====         =====

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE C--Employee Stock Ownership Plan

In connection with its conversion to stock form, B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 101,200 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by B & L Bank, dividends received by the ESOP and any other earnings on ESOP assets. B & L Bank presently expects to contribute approximately $149,600, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to B & L Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $43,375 for the three months ended December 31, 1997 compared to $31,417 for the period ended December 31, 1996.

A summary of ESOP shares at December 31, 1997 is as follows:

Shares Allocated                                                  14,300
Shares released for allocation                                     2,556
Unreleased shares                                                 84,344
                                                                 -------
                                                        TOTAL    101,200
                                                                 =======
Fair value of unreleased shares                               $1,454,934
                                                              ==========
NOTE D--Management Recognition and Development Plan

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, common stock of 50,600 shares was awarded to certain directors, officers and employees of the Company and the Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). There were no shares vested under the plan at December 31, 1997. The Company recognized $88,341 as MRDP compensation expense for the three months ended December 31, 1997 and no expense for the same period ended December 31, 1996. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE E--Stock Options

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


NOTE F--Acquisition

On October 1, 1997, the Company acquired Lafayette Bancshares, Inc., the holding company for Lafayette County Bank, for $2,587,000 comprised of $1,039,000 in cash and 96,111 shares of stock valued at $1,548,000. In addition, the Company acquired the remaining minority interest of Lafayette County Bank for cash amounting to $196,000. Also, approximately $185,000 of expenses were incurred in connection with the acquisition. The transaction was accounted for under the purchase method of accounting, with $1,063,000 recorded as cost in excess of net assets acquired.

NOTE G--Year 2000

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. As of December 31, 1997, hardware and software applications have been assessed and all mission critical applications have been identified. The Company has been informed by the applicable software vendors that all mission critical hardware and applications are, or will be, fully tested and Year 2000 compliant by March 31, 1999. Other non-critical applications will become compliant by upgrading existing software or by replacing older software that is already, or soon to be, Year 2000 compliant. Estimated cost to the Company is not expected to be material since all mission critical applications are supported by third party vendors.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 1997 and 1996 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1997.

     The following should be read in conjunction with the Company's 1997 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

     On October 1, 1997, the Company completed its acquisition of Lafayette Bancshares, Inc., the holding company for Lafayette County Bank ( Lafayette ). See Note F--Acquisition in Notes to Consolidated Financial Statements included in this report.

Comparison of Financial Condition at December 31, 1997 and September 30, 1997

     Financial Condition. Assets of the Company increased from $58.8 million at September 30, 1997, to $92.5 million at December 31, 1997, resulting primarily from the purchase of Lafayette Bancshares, Inc. The composition of the earning assets and sources of funding for Lafayette at December 31, 1997 and interest yields earned and rates paid thereon for the quarter are as follows:

                                   Yield                               Yield
                         Amount    Rate                      Amount    Rate
-----------------------------------------------------------------------------
                             (Dollars in Thousands)

Earning assets:                           Source of Funds:
Interest-bearing         $   485   3.88%   NOW accounts       $ 4,551   2.65%
 deposits                                  Money market
 Investment securities:                     deposits            4,335   4.15
 U.S. Government           4,092   5.58    Savings deposits     2,707   2.98
 Federal agencies          8,899   6.36    Certificates of
                                            deposits           16,028   5.85
 Municipal securities        854   7.91    FHLB advances          340   6.32
 Federal funds sold        1,400   4.91    Total interest-    -------   ----
Loans:                                      bearing
 Commercial                3,479   8.96     liabilities        27,961   4.66
 Agricultural              1,559  10.02    Non-interest
 Real estate               6,579   9.34     bearing demand      3,992    ---
 Consumer                  4,901  10.42                       -------   ----
                         -------  -----    Total funding
Total earning assets     $32,248   7.80%    sources           $31,953   4.66%
                         =======  =====                       =======   =====

Cash and interest-bearing deposits decreased $238,000 after adding $316,000 of cash from the acquisition of Lafayette net of cash paid in the purchase. Investment securities available-for-sale and held-to-maturity increased $13.8 million primarily from securities acquired from Lafayette and a $310,000 net increase in purchases over securities maturing or called during the quarter. Mortgage-backed securities decreased $249,000 resulting from monthly principal payments on existing investments. Other assets increased $1.1 million as a result of recording acquisition cost in excess of net assets on the acquisition of Lafayette Bancshares, Inc. Total liabilities increased $32.4 million as result of increases in deposits of $31.4 million and $803,000 in borrowed funds. After excluding the deposits acquired from Lafayette, deposits reflect an increase of $89,000. Stockholders equity increased $1.3 million primarily from treasury shares reissued in the acquisition of Lafayette Bancshares, Inc. and from earnings for the quarter ended December 31, 1997. Treasury stock decreased primarily from the issuance of 96,111 shares in the acquisition of Lafayette Bancshares, Inc., net of the purchase of 33,850 additional treasury shares for $555,000.

The return on average assets for the three months ended December 31, 1997 was 0.76% compared to 1.32% for the same period ended December 31, 1996. The return on average stockholders' equity was 4.37% for the quarter ended December 31, 1997, compared to 4.31% for the same period a year ago.

     Nonperforming assets were $497,000 or 0.54% of total assets at December 31, 1997, compared to $394,000 or 0.64% of total assets at September 30, 1997.

                 LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Comparison of the three months ended December 31, 1997 to the three months
--------------------------------------------------------------------------
ended December 31, 1996
-----------------------

     Net Income. Net income was $186,000 for the quarter ended December 31, 1997, compared to $205,000 for the quarter ended December 31, 1996. Net interest income after provision for loan losses increased $255,000, non-interest income increased $79,000 and non-interest expense increased $368,000. Income tax expense decreased $15,000 due to the decrease in income before income tax.

     Net Interest Income. Net interest income of $819,000 for the quarter ended December 31, 1997, increased by $259,000 or 46% from $560,000 for the quarter ended December 31, 1996. Interest income increased $592,000 while interest expense increased $333,000.

     Interest Income.   Interest income increased by $592,000, or 51%, from
$1,160,000 for the quarter ended December 31, 1996, to $1,752,000 for the quarter ended December 31, 1997. Interest income from mortgage loans increased $180,000 from $885,000 for the quarter ended December 31, 1996, to $1,065,000 for the quarter ended December 31, 1997. Interest income on other loans increased by $248,000 from $65,000 for the quarter ended December 31, 1996, to $313,000 for the quarter ended December 31, 1997. The increase in loan interest income was due to an increase in both the average balance of loans outstanding primarily from the acquisition of Lafayette, and higher yields earned on loans. Interest and dividend income on investment securities and interest bearing deposits increased $142,000 from $177,000 for the quarter ended December 31, 1996, to $319,000 for the quarter ended December 31, 1997. The increase in interest income from investment securities is the result a higher volume and an improvement in the yield earned on securities. Interest income from mortgage-backed securities decreased $8,000 from $33,000 for the quarter ended December 31, 1996, to $25,000 for the quarter ended December 31, 1997. The decrease in interest income on mortgage backed securities resulted from the monthly proceeds from principal payments creating a decrease in the average balances in the investment.

     Interest Expense. Interest expense increased $333,000 from $600,000 for the three months ended December 31, 1996, to $933,000 for the three months ended December 31, 1997. Interest expense on deposits increased $316,000 between the two periods and $17,000 of interest expense was incurred during the period ended December 31, 1997 on borrowed funds acquired in the acquisition of Lafayette. The increase in deposit interest can be attributed to a higher volume of deposits acquired in the acquisition of Lafayette offset partially by lower average rate paid on deposit accounts.

     Provision for Loan Losses. Provision for loan losses increased $4,000 from $1,000 for the three months ended December 31, 1996, to $5,000 provided in the three months ended December 31, 1997. For the quarter ended December 31, 1997, loan charge offs were $29,000 and recoveries on loans charged off was $3,000.

    Non-interest Income. Non-interest income increased $79,000 for the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. The increase can be attributed to service charge income of $45,000 and insurance commissions of $11,000 earned during the quarter from operations of Lafayette.

     Non-interest Expense. Non-interest expense increased $368,000 from $258,000 for the quarter ended December 31, 1996, to $626,000 for the quarter ended December 31, 1997. Salaries and benefits cost increased $282,000 during the first quarter ended December 31, 1997 over the same period a year ago. This increase was primarily due to $141,000 in salary and benefit expense of Lafayette which was acquired during the quarter. Also, contributing to the increase in salaries and benefits was a $107,000 increase in employee benefit plan expense i.e. MRDP plan, ESOP plan and the salary continuation plan.
Other expenses increased $58,000 of which $57,000 can be attributed to expenses of Lafayette during the quarter. Also, contributing to the increase in other expenses was $19,000 of goodwill amortization of cost in excess of net assets acquired on the acquisition of Lafayette Bancshares, Inc. A decrease of $15,000 in federal insurance premiums is primarily the result of lower assessments by the insurance fund insuring deposits of the B & L Bank.

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Liquidity and Capital Resources
-------------------------------

The Company's subsidiaries, B & L Bank and Lafayette County Bank, must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities.

The primary source of liquidity for the Company's subsidiaries is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank, of which both bank subsidiaries are members. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines ("FHLB") and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

Normal daily operating expenses are not expected to change significantly in the foreseeable future and customer deposits are expected to remain stable. Historically, the Company's banking subsidiaries have been able to retain a significant amount of its deposits as they mature. At December 31, 1997, banking subsidiaries had approved loan commitments and outstanding lines of credit totaling $1,528,000 and had undisbursed loans in process of $646,000.

At December 31, 1997, total stockholders equity of $16,952,000 represented 18.36% of total assets compared to $15,652,000 or 26.69% of total assets at September 30, 1997. Book value per share at December 31, 1997 was $15.13 compared to $14.78 at September 30, 1997.

B & L Bank:
The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable
deposit accounts plus short-term borrowings.   B & L Bank's liquidity ratio
was 13.97% at December 31, 1997, and its short-term liquidity ratio at
December 31, 1997 was 8.95%.   B & L Bank consistently maintains liquidity
levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

In addition, the Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity.
The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 1997.

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

                                                           Minimum
                                            B & L Bank     Required
                                            Ratios at      Capital
                                       December 31, 1997   Ratios
                                       ----------------    ------

         Risk-based capital                    40.1%        8.0%
         Core capital                          21.8%        3.0%
         Tangible capital                      21.8%        1.5%

Lafayette County Bank:
The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater; (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summaries Lafayette County Bank s capital ratios and ratios required by regulation at December 31, 1997.

                                            Lafayette            Minimum
                                            County Bank          Required
                                            Ratios at            Capital
                                        December 31, 1997        Ratios
                                        -----------------        ------

         Risk-based capital                    15.5%              8.0%
         Tier 1 capital to net risk-
           weighted assets                     14.3%              4.0%
         Tangible equity ratio                  7.5%              4.0%

              LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

                        PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

Neither the Registrant nor its banking subsidiaries, B & L Bank or Lafayette County Bank, are a party to any material legal proceedings at this time. From time to time the Company s banking subsidiaries ares involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 27 FINANCIAL DATA SCHEDULE

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Lexington B & L Financial Corp.


   Date  February 17, 1998               By: /s/ Erwin Oetting, Jr.
                                            ------------------------------
                                            Erwin Oetting, Jr.
                                            President and Chief Executive
                                            Officer



   Date  February 17, 1998               By: /s/ E. Steva Vialle
                                            ------------------------------
                                            E. Steva Vialle
                                            Executive Vice President and
                                            Chief Operating Officer