Form 10QSB
period 1998-03-31
LEXINGTON B & L FINANCIAL CORP
filed 1998-05-14
CIK 1008598

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           -----------
                           FORM 10-QSB
                           -----------
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1998

                                or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number             0-28120
                      -------------------------

                 Lexington B & L Financial Corp.
                 -------------------------------

         Missouri                                   43-1739555
-------------------------                         -----------------
(State or other jurisdiction of I.R.S.            (I.R.S. Employer
Employer Incorporation or organization)          Identification NO.)

P.O. Box 190, Lexington, MO                           64067
--------------------------------                  -----------------
(Address of principal executive offices)             (Zip Code)

      816-259-2247
----------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    X      No
                                             ------        ------

As of May 13, 1998, there were 1,120,761 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                                         Yes            No    X
                                             ------        ------

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                                 FORM 10-QSB
                                March 31, 1998

INDEX                                                                   PAGE
-----                                                                   ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                         1

  CONSOLIDATED STATEMENTS OF INCOME                                      2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  3

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           4-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                      8-12

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                              13

ITEM 2 - CHANGES IN SECURITIES                                          13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                13

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS              13

ITEM 5 - OTHER INFORMATION                                              13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURES                                                              14

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                     March 31,  September 30,
                                                       1998         1997
                                                     ------------------------
                                                     (Unaudited)
ASSETS

Cash                                                   2,595       $   635
Interest-bearing deposits                              6,449         6,183
Certificates of deposit                                   25            25
Investment securities
Available-for-sale, at fair value                        735         1,709
Held-to-maturity (estimated market value of $15,079
 at March 31, 1998 and $1,048 at September 30, 1997)  14,885           878
Mortgage-backed securities available-for-sale, at
 fair value                                            1,356         1,669
Federal Funds sold                                     2,225           ---
Stock in Federal Home Loan Bank of Des Moines            578           464
Loans receivable (allowance for loan losses of $598
 at March 31, 1998 and $221 at September 30, 1997)    62,261        45,873
Accrued interest receivable                              663           282
Premises and equipment                                   959           360
Cost in excess of net assets acquired                  1,049           ---
Other assets                                             737           705
                                                     -------       -------
                           TOTAL ASSETS              $94,517       $58,783
                                                     =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                             $76,090       $42,694
Advances from borrowers for taxes and insurance           77           169
Advances from Federal Home Loan Bank of Des Moines       340           ---
Notes Payable                                            463           ---
Other liabilities                                        520           268
                                                     -------       -------
                           TOTAL LIABILITIES          77,490        43,131

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value per share; 500,000
 shares authorized, none outstanding                     ---           ---
Common stock, $.01 par value per share; 8,000,000
 shares authorized, 1,265,000 issued at March 31, 1998
 and September 30, 1997                                   13            13
Paid-in capital                                       12,232        12,115
Retained earnings-substantially restricted             8,364         8,225
Unearned ESOP shares                                    (818)         (869)
Unearned MRDP shares                                    (479)         (656)
Unrealized gain on securities available-for-sale,
 net of taxes                                              9            29
Treasury stock, 144,239 at March 31, 1998 and
 206,500 at September 30, 1997, at cost               (2,294)       (3,205)
                                                     -------       -------
                        TOTAL STOCKHOLDERS' EQUITY    17,027        15,652
                                                     -------       -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $94,517       $58,783
                                                     =======       =======

See accompanying notes to Consolidated Financial Statements

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                       March 31,                 March 31,
                                   1998         1997         1998         1997
                                   ------------------        -----------------
                                      (Unaudited)              (Unaudited)
Interest Income
 Mortgage loans                   $ 995        $ 869        $2,060      $1,754
 Other loans                        378           69           691         134
 Investment securities and
  interest-bearing deposits         317          174           636         351
  Federal funds sold                 30          ---            55         ---
 Mortgage-backed securities          26           31            56          64
                                  -----        -----         -----       -----
         TOTAL INTEREST INCOME    1,746        1,143         3,498       2,303
Interest Expense
 Deposits                           908          568         1,824       1,148
 FHLB advances                        5          ---            11         ---
 Notes payable                       11          ---            23         ---
                                  -----        -----         -----       -----
        TOTAL INTEREST EXPENSE      924          568         1,858       1,148
                                  -----        -----         -----       -----
           NET INTEREST INCOME      822          575         1,640       1,155
Provision for Loan Losses             4           20             9          21
                                  -----        -----         -----       -----
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES      818          555         1,631       1,134
Non-interest Income
 Service charges and other fees      50            6           121          13
 Commissions, net                     7            5            21          10
 Income from foreclosed assets      ---          ---             1         ---
 Gain (loss) on sale of investments   1          ---           ---         ---
 Other                               25           11            40          19
                                  -----        -----         -----       -----
     TOTAL NON-INTEREST INCOME       83           22           183          42
Non-interest Expense
 Employee salaries and benefits     421          164           832         313
 Occupancy costs                     48           18            90          33
 Advertising                         10            1            20           7
 Data processing                     30           20            56          34
 Federal insurance premiums          11            2            21          28
 Other                              179          136           306         204
                                  -----        -----         -----       -----
    TOTAL NON-INTEREST EXPENSE      699          341         1,325         619
                                  -----        -----         -----       -----
    INCOME BEFORE INCOME TAXES      202          236           489         557
Income Taxes                         81           85           182         201
                                  -----        -----         -----       -----
                    NET INCOME    $ 121        $ 151         $ 307       $ 356
                                  =====        =====         =====       =====
Basic Earnings Per Share         $ 0.12       $ 0.13        $ 0.31      $ 0.31
                                  =====        =====         =====       =====
Diluted Earnings Per Share       $ 0.12        $0.13         $0.30       $0.31
                                  =====        =====         =====       =====

See accompanying notes to Consolidated Financial Statements

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                             1998         1997
                                                             -----------------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  307       $ 356
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                                  48          13
Amortization of premiums and discounts                         (1)        (17)
Provisions for loan losses                                      9          21
Amortization of acquisition premium                            37         ---
ESOP shares released                                           86          68
Amortization of deferred recognition and retention plan       177         ---
Amortization of salary continuation plan costs                 29         ---
Changes to assets and liabilities increasing (decreasing)
 cash flows
Accrued interest receivable                                     5         (68)
Other assets                                                  (57)        (66)
Other liabilities                                              16        (191)
                                                           ------       -----
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      656         116

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments of mortgage-backed securities
available-for-sale                                            399         136
Proceeds from maturities of certificates of deposit           ---       1,000
Proceeds from maturities of investment securities
 available-for-sale                                         6,564         400
Purchase of investment securities available-for-sale          ---        (999)
Purchase of mortgage-backed securities available-for-sale     (93)        ---
Purchase of securities held-to-maturity                    (6,067)        ---
Loans originated, net of repayments                          (244)        688
Purchase of premises and equipment                           (246)        ---
Cash paid in the acquisition of Lafayette Bancshares, Inc. (1,245)        ---
Cash acquired in acquisition of Lafayette Bancshares, Inc.  1,551         ---
                                                          -------        -----

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      619       1,225

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    2,041         122
Net increase in Federal funds sold                           (150)        ---
Net decrease in advances from borrowers for property
 taxes and insurance                                          (92)        (74)
Repayment of note payable                                    (125)        ---
Dividends                                                    (168)        ---
Purchase of treasury stock                                   (555)     (2,177)
                                                          -------      ------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      951      (2,129)
                                                          -------      -------
                         NET INCREASE (DECREASE) IN CASH    2,226        (788)

Cash and cash equivalents, beginning of period              6,818       6,268
                                                          -------      ------
                CASH AND CASH EQUIVALENTS, END OF PERIOD  $ 9,044      $5,480
                                                          =======      ======


See accompanying notes to Consolidated Financial Statements

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The accompanying consolidated interim financial statements as of March 31, 1998 and for the six and three month periods then ended include the accounts of Lexington B & L Financial Corp. and it majority-owned subsidiaries , B & L Bank, Lafayette County Bank and B & L Financial Services Corp. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1998, interim financial statements. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.
The consolidated interim financial statements as of March 31, 1998, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1997 and for the year then ended included in the Registrant's 1997 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1997 Annual Report to stockholders to which reference is made.

NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):

                                  Three Months Ended          Six Months Ended
                                       March 31,                  March 31,
                                  1998           1997         1998        1997

Balance, beginning of period.... $ 592           $201         $221       $200
Allowance for loan losses of
 acquired bank..................   ---            ---          391        ---
Provision for loan losses.......     4             20            9         21
Recoveries on loans.............     9            ---           13        ---
Charge-offs.....................    (7)           ---          (36)       ---
                                 -----          -----        -----      -----
Balance, end of period.......... $ 598           $221         $598       $221
                                 =====          =====        =====      =====

At March 31, 1998, non-performing assets were $442,000, which was .70% of total loans and .47% of total assets. This balance consisted of $334,000 in loans not accruing interest, $26,000 in loans past due 90 days and still accruing interest, and $82,000 in foreclosed real estate and other repossessed assets.

NOTE C--Investment Securities
-----------------------------

Investment securities, consist of the following at March 31, 1998 and September 30, 1997 (in thousands)

                                                    March 31,   September 30,
                                                      1998          1997
                                                      ----          ----
Available for Sale, at fair value:
U.S. government and federal agency obligations..     $  735       $1,709
                                                     ------       ------

Held to Maturity, at amortized cost:
U.S. government and federal agency obligations..     13,262          ---
State and municipal obligations.................      1,623          878
                                                    -------       ------
Total held to maturity..........................    $14,885       $  878
                                                    -------       ------

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                (continued)

NOTE D--Earnings Per Share
--------------------------

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128). The Statement requires restatement of all prior-period earnings per share ("EPS") data presented. It replaces the presentation of primary EPS with basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period(s). Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were excise red or converted into common stock.

During October 1997, the Company repurchased 33,850 shares of stock (3% of outstanding shares). The total number of shares outstanding at March 31, 1998, after this purchase and the issuance of 96,111 shares in connection with the acquisition of Lafayette Bancshares, Inc. is 1,120,761. The following presents the computation of EPS (in thousands, except per share data):

                                     Three Months Ended       Six Months Ended
                                     1998          1997       1998        1997
                                     ------------------       ----------------
Basic Earnings Per Share:
Income available to common
 stockholders                       $ 121         $ 151      $ 307       $ 356
                                    =====         =====      =====       =====
Average common shares outstanding     987         1,127        982       1,144
                                    =====         =====      =====       =====
Basic earnings per share            $0.12         $0.13      $0.31       $0.31
                                    =====         =====      =====       =====
Diluted Earnings Per Share:

Income available to common
 stockholders                       $ 121         $ 151      $ 307       $ 356
                                    =====         =====      =====       =====
Average common shares outstanding     987         1,127        982       1,144
Dilutive potential common shares
 outstanding due to common stock
 options and awards                    39          ----         38         ---
                                    -----         -----      -----       -----
Average number of common shares
 and dilutive potential shares
 outstanding                        1,026         1,127      1,020       1.144
                                    =====         =====      =====       =====

Diluted earnings per share          $0.12         $0.13      $0.30       $0.31
                                    =====         =====      =====       =====

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                (continued)

NOTE E--Employee Stock Ownership Plan
-------------------------------------

In connection with the conversion to stock, B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 101,200 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by B & L Bank, dividends received by the ESOP and any other earnings on ESOP assets. B & L Bank presently expects to contribute approximately $149,600, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation f all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to B & L Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $42,815 and $86,191 for the three and six months ended March 31, 1998, respectively, compared to $36,270 and $67,687 for the three months and six months ended March 31, 1997, respectively.

A summary of ESOP shares at March 31, 1998 is as follows:

Shares Allocated..............................................         14,300

Shares released for allocation................................          5,112

Unreleased shares.............................................         81,788
                                                                   ----------
                                                      TOTAL           101,200
                                                                   ==========
Fair value of unreleased shares...............................     $1,347,375
                                                                   ==========

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE F--Management Recognition Plan
------------------------------------

The Board of Directors adopted (November 27, 1996) and shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, common stock of 50,600 shares was awarded to certain directors, officers and employees of the Company and Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). There were no shares vested under the plan March 31, 1998. The Company recognized $88,341 and $176,682 for the three and six months ended March 31, 1998, respectively, and no expense for the same periods ended March 31, 1997.

NOTE G -- Stock Options
-----------------------

The Company has authorized the adoption of a stock option plan. Under the stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company and subsidiaries. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years.

NOTE H--Acquisition
-------------------

On October 1, 1997, the Company acquired Lafayette Bancshares, Inc., the holding company for Lafayette County Bank, for $2,587,000 comprised of $1,039,000 in cash and 96,111 shares of stock valued at $1,548,000. In addition, the Company acquired the remaining minority interest of Lafayette County Bank for cash amounting to $196,000. Also, approximately $195,000 of expenses were incurred in connection with the acquisition. The transaction was accounted for under the purchase method of accounting, with $1,073,000 recorded as cost in excess of net assets acquired.

NOTE I--Year 2000
-----------------

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. As of March 31, 1998, hardware and software application have been assessed and all mission critical
application have been identified.   All Year 2000 non compliant hardware is
under contract for replacement by October 1998. Also, the Company has been informed by software vendors that all mission critical applications are, or will be, fully tested and Year 2000 compliant by December 31, 1998. Other non-critical hardware and software applications are currently being tested for Year 2000 compliance and if not compliant will be upgraded or replaced by March 31, 1999. The Company will perform independent testing on all mission critical application on or before March 31, 1999. Estimated cost to the Company is not expected to be material. A budget of $50,000 has been set up for new hardware, software and testing.

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 1998 and 1997 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1997.

On October 1, 1997, the Company completed its acquisition of Lafayette Bancshares, Inc., the holding company of Lafayette County Bank ("Lafayette"). See Note H--Acquisition in Notes to Consolidated Financial Statements included in this report.

The following should be read in conjunction with the Company's 1997 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                      Three Months Ended      Six Months Ended
                                            March 31,             March 31,
                                      1998          1997      1998       1997
                                      ----          ----      ----       ----
Per Share Data
Basic earnings per share.........   $ .12          $ .13     $ .31     $ .31
Diluted earnings per share.......     .12            .13       .30       .31
Cash dividends...................     .15             --       .15        --
Book value.......................                            15.19     14.79
Market price (closing price at
 end of period)..................                            16.47     14.94
Selected Ratios
Loans to deposits................                            81.83%   107.45%
Allowance for loan losses
 to loans........................                              .95%      .48%
Equity to total assets...........                            18.01%    26.63%
Return on equity.................    2.86%          3.28%     3.65%     3.83%
Return on assets.................     .52%           .99%      .66%     1.16%
Efficiency ratio.................   75.25%         57.12%    70.76%    51.71%

Summary

Consolidated net income for the six month period ended March 31, 1998 was $307,000; a $49,000 decline or 13.8% from the same period last year. Basic earnings per share of 31 cents were unchanged from a year ago. Diluted earnings per share decreased 1 cent from the 31 cents per share earned for the six month period ended March 31, 1997. The increase in net interest income of $485,000 and in non-interest income of $141,000, was offset by a $706,000 increase in non-interest expense. The provision for loan losses decreased $12,000 from the amount provided last year.

Second quarter net income was $121,000, a decrease of $30,000 or 19.9% from the second quarter of 1997. Basic and diluted earnings per share of 12 cents decreased one cent from the levels reported for the quarter ended March 31, 1997. In the second quarter, an increase in net interest income of $247,000 and non-interest income of $61,000, was offset by an increase in non-interest expenses of $358,000. The provision for loan losses was $16,000 lower in the second quarter of 1998 compared to second quarter of 1997.

Primarily the increases recorded for the three and six months ended March 31, 1998 can be attributed to the inclusion of the operating results of Lafayette County Bank on October 1, 1998, which was accounted for by the purchase method of accounting.

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Net Interest Income

The following table summarizes the changes in net interest income, by major categories of earning assets and interest bearing liabilities, identifying changes related to volume and rate. Changes not solely due to volume or rate changes are allocated pro rata to volume and rate. Management believes this allocation method, applied on a consistent basis, provides meaningful comparisons between periods (in thousands):

Analysis of change in net interest income

                      Three Months Ended            Six Months Ended
                    March 31, 1998 vs 1997       March 31, 1998 vs 1997
                    ----------------------       ----------------------
                    Change Due To                Change Due To
                    -------------                -------------
                    Average   Average            Average   Average
                    Volume      Rate     Total   Volume      Rate     Total
                    -------   -------    -----   -------   -------    -----

Interest income:
Loans............   $ 403      $  32     $ 435    $ 789      $ 74     $ 863
Investment
 securities......     240      ( 102)      138      472      (181)      291
Federal funds
 sold............      15         15        30       28        27        55
Time deposits....     (30)        30         0      (41)       27       (14)
Total interest       ----       ----     -----    -----      ----      ----
 income..........     628        (25)      603    1,248       (53)     1195
Interest expense
Deposits.........     378        (38)      340      751       (75)      676
Advances from Federal
 Home Loan Bank of
 Des Moines......       3          2         5        6         5        11
Notes payable.....      5          6        11       11        12        23
Total interest       ----       ----     -----    -----      ----      ----
 expense..........    386        (30)      356      768       (58)      710
                     ----       ----      ----     ----      ----      ----
Net interest
 income...........    242      $   5     $ 247    $ 480     $   5     $ 485
                     ====      =====     =====    =====     =====     =====

Total interest income for the six month period ended March 31, 1998 increased $1,195,000 or 51.9%, over the comparable period a year ago, and increased $603,000 or 52.8% for the latest three month period over the same period last year. Interest expense for the six and three month periods ended March 31, 1998, increased $710,000 or 61.8% and $356,000 or 62.7%, respectively, over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid on a fully tax equivalent basis (in thousands).

                        -- Six Months Ended --          -- Six Months Ended --
                         -- March 31, 1998 --            -- March 31, 1997 --
                               Interest                        Interest
                      Average   Income/   Yield/   Average   Income/    Yield/
                      Balance   Expense    Rate    Balance   Expense     Rate
                      -------   -------   ------   -------   -------    ------
Interest Earning
 Assets
Loans...........    $ 63,579   $ 2,751    8.68%   $ 45,046  $ 1,888     8.41%
Investment
 securities.....      18,344       622    6.82%      6,332      304     9.63%
Interest-bearing
 deposits. .....       4,395       105    4.79%      8,055      120     2.49%
Federal funds
 sold...........       2,007        55    5.50%       ----      ---     .---
Total Earning
 Assets/            --------   -------    ----    --------  -------     ----
 Average Yield..      88,325     3,533    8.02%     59,433    2,312     7.80%
Interest Bearing
 Liabilities
Deposits........      70,237     1,824    5.21%     42,048    1,148     5.48%
Advances from
 FHLB...........         340        11    6.49%        ---      ---       ---
Notes payable...         473        23    9.75%       .---     .---      .---
Total Interest      --------   -------    ----    --------  -------      ----
 Bearing
 Liabilities/
 Average Rate...    $ 71,050   $ 1,858    5.24%   $ 42,048  $ 1,148     5.48%
Net Interest                   -------                      -------
 Income.........               $ 1,675                      $ 1,164
Net Interest                   =======                      =======
 Spread.........                          2.78%                         2.32%
Net Interest
 Margin.........                          3.80%                         3.93%

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Net Interest Income - continued

                    --Three Months Ended --         --Three Months Ended --
                      -- March 31, 1998 --           -- March 31, 1997 --
                            Interest                       Interest
                 Average   Income/     Yield/    Average    Income/     Yield/
                 Balance   Expense      Rate     Balance    Expense      Rate
                 -------   -------     -----     -------    -------     -----
Interest Earning
 Assets
Loans..........  $ 63,927   $ 1,373     8.71%    $ 44,891    $  938      8.47%
Investment
 securities....    18,148       312     6.97%       6,363       163     10.39%
Interest-bearing
 deposits......     4,528        51      4.57%      8,039        49      2.48%
Federal funds
 sold..........     2,210        30      5.50%        ---      ----       ----
                   ------     -----     -----      ------     -----     ------
Total Earning
 Assets/Average
 Yield.........    88,813     1,766      8.06%     59,293     1,150      7.87%

Interest Bearing
 Liabilities
Deposits.......    70,920       908      5.19%     42,155       568      5.47%
Advances from
 FHLB..........       340         5      5.96%       ----       ---       ---
Notes payable..       463        11     10.00%       ----       ---       ---
                   ------     -----     -----      ------     -----     ------
Total Interest
Bearing Liabilities/
Average Rate...   $71,723       924      5.22%   $ 42,155       568      5.47%
                             ------                          ------
Net Interest
Income.........              $  842                          $  582
                             ======                          ======
Net Interest
 Spread........                          2.84%                           2.40%
Net Interest
 Margin........                          3.84%                           3.98%

Net interest income for the six month period ended March 31, 1998 was $1,640,000, a 42.0% increase over the same period last year, and for the quarter was $822, 000, a 43.0% increase over the same quarter a year ago. As indicated in the above schedule higher volumes of earning assets accounted for the majority of the increase in net interest income. A majority of the increased volume can be attributed to the inclusion of the operations of Lafayette in the amounts reported for the six and three month periods ended March 31, 1998. Also, contributing to the increase in net interest earnings was an improvement in the net interest spread. For the six and three months periods ended March 31, 1998, the net interest spread increased 22 basis points to 2.78% and 44 basis points to 2.84%,respectively.

Risk Elements of Loan Portfolio

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                   March 31,    September 30,
                                                     1998         1997
                                                     ----         ----

Non-accrual loans...........................        $ 334        $ 394
Loans past due 90 days or more and
 still accruing interest....................           26          ---
Foreclosed real estate and other
 repossessed assets.........................           82          ---
                                                    -----        -----
        Total non-performing assets.........        $ 442        $ 394
                                                    =====        =====

Non performing assets at March 31, 1998  were  .47% of total assets, compared
to .67% of total assets at September 30, 1997.   Non- accrual loans at March
31, 1998 consisted primarily of residence real estate loans, commercial and commercial real estate loans.

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

Provision for Loan Losses/Allowance for Loan Losses

The provision for loan losses declined $12,000 or 57.1% and $16,000 or 80.0%, respectively, for the six months and three months ended March 31, 1998 compared to the six and three month periods ended March 31, 1997. Loan charge offs totaled $36,000 and $8,000 for the six and three month period ended March 31, 1998. There were no loans charged off during the same periods last year. Loan recoveries were $13,000 and $9,000, respectively, for the six and three month periods ended March 31, 1998. No loan recoveries were received last year. The allowance for loan losses at March 31, 1998 was $598,000 or .95% of outstanding loans compared to $221,000 or .48% at September 30, 1997. The increase in the allowance for loan losses at March 31, 1998 is the result of loan reserves acquired in the acquisition of Lafayette.

Non-Interest Income

Non-interest income for the six month period ended March 31, 1998 of $183,000 increased $141,000 over the six month period ended March 31, 1997. During the quarter ended March 31, 1998, non-interest income totaled $83,000 an increased $61,000 over the 1997. The increase can be attributed to service charge income and insurance commissions earned during the quarter and six month periods ended March 31, 1998 from the operations of Lafayette.

Non-Interest Expense

Non-interest expense of $1,325,000 and $699,000, respectively, for the six and three months ended March 31, 1998, increased $706,000 and $358,000 over the comparable periods a year ago. Salaries and benefit cost increased $519,000 during the six month period ended March 31, 1998 and $257,000 in the latest three month period over the same periods last year. This increase was primarily due to salary and benefit cost of Lafayette of $295,000 and $154,000, respectively, for the six and three month periods ended March 31, 1998 which have been included since the beginning of the Company's fiscal year on October 1, 1997. Also, contributing to the increase in salary and benefits expense was cost associated with the Management Recognition Development Plan awards totaling $176,000 and $88,000, respectively, for the six and three months ended March 31, 1998. Other expense increased $102,000 and $43,000, respectively, for the six and three month periods ended March 31, 1998 over the same periods last year. Included in the increase in other expenses is the amortization of goodwill on acquisition of Lafayette amounting to $35,000 and $18,000, respectively, for the six and three month periods ended March 31, 1998. Also, contributing to the increase in other expenses and all other categories non-interest expenses in fiscal year 1998 over 1997, were the expenses incurred by Lafayette since the date of acquisition.

Liquidity and Capital Resources

The Company's subsidiaries, B & L Bank and Lafayette County Bank, must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities.

The primary source of liquidity for the Company's subsidiaries is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank, of which both bank subsidiaries are members. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable source of funds; deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines ("FLHB") and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

At March 31, 1998, total stockholders' equity of $17,027,000 represented 18.0% of total assets compared to $15,652,000 or 26.6% of total assets at September 30, 1997. These levels of primary equity exceed regulatory requirements and the Company's peer group average.

                LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Liquidity and Capital Resources-continued

B & L Bank

The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 15.1% at March 31, 1998. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at March 31, 1998.

                                                                Minimum
                                         B & L Bank             Required
                                         Ratios at              Capital
                                       March 31, 1998           Ratios
                                       --------------           ---------

Risk-based capital..............           41.8%                  8.0%
Core capital....................           21.9%                  3.0%
Tangible capital................           21.9%                  1.5%

Lafayette County Bank

The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summaries Lafayette County Bank's capital ratios and ratios required by regulation at March 31, 1998.

                                           Lafayette              Minimum
                                          County Bank             Required
                                           Ratios at              Capital
                                         March 31, 1998            Ratios
                                         --------------           --------

Risk-based capital................           15.3%                  8.0%
Tier 1 capital to net
 risk-weighted assets.............           14.1%                  4.0%
Tangible equity ratio.............            7.3%                  4.0%

               LEXINGTON B & L FINANCIAL CORP. AND SUBSIDIARY

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Registrant nor its subsidiaries, B & L Bank and Lafayette County Bank, are parties to any material legal proceedings at this time. From time to time B & L Bank and Lafayette County Bank are involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 13, 1998. The results of the vote on the matters presented at the Meeting is as follows:

  1. The following individuals were elected as directors, each for a three-year term:

                                Vote For         Vote Withheld
                                --------         -------------
E. Steva Vialle                 981,408             1,200
Glenn H. Twente                 977,908             4,700

The terms of Directors Erwin Oetting, Jr., Steve Olario, Norman Vialle and Charles Wilcox continued on after the meeting.

Broker non-votes totalled    - 0- .

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 -- Financial Data Schedule

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Lexington B & L Financial Corp.


Date May 13, 1998               By: /s/ E. Steva Vialle
     ------------                   -------------------------

Date May 13, 1998               By: /s/ William J. Huhmann
     ------------                   -------------------------