Form 10QSB
period 1998-06-30
LEXINGTON B & L FINANCIAL CORP
filed 1998-08-05
CIK 1008598

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                -----------
                                FORM 10-QSB
                                -----------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1998
                                -------------
                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number      0-28120
                       -----------------

                      Lexington B & L Financial Corp.
                      -------------------------------

              Missouri                                43-1739555
----------------------------------------          -------------------
(State or other jurisdiction of I.R.S.            (I.R.S. Employer
Employer Incorporation or organization)           Identification NO.)

  P.O. Box 190, Lexington, MO                            64067
----------------------------------------          -------------------
(Address of principal executive offices)              (Zip Code)

          660-259-2247
----------------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X      No
                    --------     --------

As of August 5, 1998, there were 1,008,685 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                Yes           No     X
                    --------     --------

                       LEXINGTON B & L FINANCIAL CORP.
                                 FORM 10-QSB
                                JUNE 30, 1998


INDEX                                                                 PAGE
-----                                                                 ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                          1

CONSOLIDATED STATEMENTS OF INCOME                                       2

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY                          4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            5-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         9-13

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                             14

ITEM 2 - CHANGES IN SECURITIES                                         14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS             14

ITEM 5 - OTHER INFORMATION                                             14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES

                       LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                 June 30,      September 30,
                                                   1998            1997
                                                 ---------------------------
                                                         (Unaudited)

ASSETS
Cash                                             $   2,418       $     635
Interest-bearing deposits                            7,165           6,183
Certificates of deposit                                 25              25
Investment securities available-for-sale, at
 fair value                                          1,544           1,709
Investment securities held-to-maturity
 (estimated market value of $15,784 at
 June 30, 1998 and $1,048 at September 30, 1997)    15,633             878

Mortgage-backed securities available-for-sale,
 at fair value                                         946           1,669
Federal Funds sold                                   1,175             ---
Stock in Federal Home Loan Bank of Des Moines          520             464
Loans receivable (allowance for loan losses of
 $599 at June 30, 1998 and $221 at September 30,
 1997)                                              62,455          45,873
Accrued interest receivable                            756             282
Premises and equipment                                 967             360
Cost in excess of net assets acquired                1,030             ---
Other assets                                           667             705
                                                 ---------       ---------
                                TOTAL ASSETS     $  95,301       $  58,783
                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                         $  76,756       $  42,694
Advances from borrowers for taxes and insurance        122             169
Advances from Federal Home Loan Bank of Des Moines     240             ---
Notes payable                                          463             ---
Amount due on Treasury Stock Purchase                1,835             ---
Dividend payable                                       168             ---
Other liabilities                                      413             268
                                                 ---------       ---------
                           TOTAL LIABILITIES        79,997          43,131

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value per share;
 500,000 shares authorized, none issued                ---             ---
Common stock, $.01 par value per share;
 8,000,000 shares authorized,
 1,265,000 issued at June 30, 1998 and
 September 30, 1997                                     13              13
Paid-in capital                                     12,248          12,115
Retained earnings-substantially restricted           8,353           8,225
Unrealized gain on securities available-for-sale,
 net of taxes                                           16              29
 Treasury stock, 256,315 shares at June 30, 1998
 and 206,500 at September 30, 1997, at cost         (4,130)         (3,205)
Unearned ESOP shares                                  (792)           (869)
Unearned MRP shares                                   (404)           (656)
                                                 ---------       ---------
                  TOTAL STOCKHOLDERS' EQUITY        15,304          15,652
                                                 ---------       ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  95,301       $  58,783
                                                 =========       =========

See accompanying notes to Consolidated Financial Statements

                       LEXINGTON B & L FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                            June 30,             June 30,
                                      1998         1997     1998        1997
                                      ---------------------------------------
                                                    (Unaudited)
Interest Income
 Mortgage loans                       $ 1,078    $  872   $ 3,138    $ 2,626
 Other loans                              280        69       972        203
 Investment securities and
  interest-bearing deposits               339       185       975        536
 Federal funds sold                        30       ---        85        ---
 Mortgage-backed securities                23        29        78         93
                                      -------    ------   -------    -------
              TOTAL INTEREST INCOME     1,750     1,155     5,248      3,458

Interest Expense
 Deposits                                 935       573     2,759      1,721
 FHLB advances                              5       ---        16        ---
 Notes payable                             12       ---        35        ---
                                      -------    ------   -------    -------
             TOTAL INTEREST EXPENSE       952       573     2,810      1,721
                                      -------    ------   -------    -------
                NET INTEREST INCOME       798       582     2,438      1,737

Provision for Loan Losses                  11       ---        20         21
                                      -------    ------   -------    -------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES       787       582     2,418      1,716

Non-interest Income
 Service charges and other fees            80         8       201         21
 Commissions, net                          15         6        37         16
 Income (loss) from foreclosed assets     ( 5)      ---       ( 5)       ---
 Gain (loss) on sale of investments       ---       ---         1        ---
 Other                                      9         6        48         25
                                      -------    ------   -------    -------
          TOTAL NON-INTEREST INCOME        99        20       282         62

Non-interest Expense
 Employee salaries and benefits           397       157     1,228        470
 Occupancy costs                           45        12       136         45
 Advertising                                8         3        28         10
 Data processing                           25         8        81         42
 Federal insurance premiums                10         7        32         35
 Other                                    171        65       476        269
                                      -------    ------   -------    -------
         TOTAL NON-INTEREST EXPENSE       656       252     1,981        871
                                      -------    ------   -------    -------
         INCOME BEFORE INCOME TAXES       230       350       719        907

Income Taxes                               73       124       255        325
                                      -------    ------   -------    -------
                         NET INCOME   $   157    $  226   $   464    $   582
                                      =======    ======   =======    =======
Basic Earnings  Per Share             $  0.16    $ 0.22   $  0.47    $  0.53
                                      =======    ======   =======    =======
Diluted Earnings Per Share            $  0.15    $ 0.22   $  0.45    $  0.53
                                      =======    ======   =======    =======
See accompanying notes to Consolidated Financial Statements

                       LEXINGTON B & L FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                          Nine Months Ended
                                                               June 30,
                                                          1998         1997
                                                          -----------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $   464     $   582
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                               73          20
  Amortization of premiums and discounts                      (7)        (20)
  Loss on sale of foreclosed real estate                       6         ---

Provisions for loan losses                                    20          21
  Amortization of acquisition premium                         56         ---
  ESOP shares released128  105
  Amortization of deferred recognition and retention
   plan                                                      252         ---

Amortization of salary continuation plan costs                56         ---
Changes to assets and liabilities increasing (decreasing)
 cash flows
  Accrued interest receivable                                (88)         31
  Other assets                                                13        (137)
  Other liabilities                                         (119)       (222)
                                                         -------     -------
                            NET CASH PROVIDED BY (USED
                              IN) OPERATING ACTIVITIES       854         380

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from principal payments of mortgage-backed
   securities available-for-sale                             811         332
  Purchase of mortgage-backed securities available-
   for-sale                                                  (93)        ---
  Proceeds from maturities of certificates of deposit        ---       2,500
  Proceeds from maturities of investment securities
   available-for-sale                                        500         400
  Proceeds from maturities of investment securities
   held-to-maturity                                        8,704         ---
  Purchase of securities held-to-maturity                 (8,953)        ---
  Purchase of investment securities available-
   for-sale                                               (1,300)       (999)
  Loans originated, net of repayments                       (503)        111
  Purchase of premises and equipment                        (279)         (6)
  Redemption of FHLB stock                                    58         ---
  Cash paid in the acquisition of Lafayette
   Bancshares, Inc.                                       (1,245)        ---
  Cash acquired in acquisition of Lafayette
   Bancshares, Inc                                         1,551         ---
  Proceeds from sales of foreclosed real estate               48          11
                                                         -------     -------
                            NET CASH PROVIDED BY (USED
                              IN) INVESTING ACTIVITIES      (701)      2,349

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                      2,707        (152)
  Net increase in Federal funds sold                         900         ---
  Net decrease in advances from borrowers for property
   taxes and insurance                                       (47)        (32)
  Repayment of notes payable and advances from FHLB         (225)        ---
  Funds provided to MRP Trust for purchase of common
   stock                                                     ---        (774)
  Dividends                                                 (168)        ---
  Purchase of treasury stock                                (555)     (1,925)
                                                         -------     -------
                            NET CASH PROVIDED BY (USED
                              IN) FINANCING ACTIVITIES     2,612      (2,883)
                                                         -------     -------
                       NET INCREASE (DECREASE) IN CASH     2,765        (154)
Cash and cash equivalents, beginning of period             6,818       6,268
                                                         -------     -------
              CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 9,583     $ 6,114
                                                         =======     =======
See accompanying notes to Consolidated Financial Statements


                                          LEXINGTON B & L FINANCIAL CORP
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                              (Dollars in thousands)

                                                                     Gain
                                       Addi-                        (loss)
                                       tional              Unearned   on    Unearned            Stock-
                                Common Paid-In    Retained ESOP     Securi- MRDP     Treasury   holders'
                                Stock  Capital    Earnings Shares    ties   Shares    Stock     Equity
                                -----  -------    -------- ------    ----   ------    -----     ------
Balance at September 30, 1996   $ 13   $ 12,070   $ 7,650  $ (971)   $---   $  ---    $   ---   $ 18,762

Net income...................    ---        ---       746     ---     ---      ---        ---        746
Release of ESOP shares.......    ---         45       ---     102     ---      ---        ---        147
Change in unrealized gain
 (loss) on securities........    ---        ---       ---     ---      29      ---        ---         29
Repurchase of common stock...    ---        ---       ---     ---     ---      ---     (3,979)    (3,979)
Adoption of MRDP-Note .......    ---        ---       ---     ---     ---     (774)       774        ---
Amortization of MRDP.........    ---        ---       ---     ---     ---      118        ---        118
Dividend declared ($.15 per
 share.......................    ---        ---      (171)    ---     ---      ---        ---       (171)
                                ----   --------   -------  ------    ----   ------    -------   --------

Balance at September 30, 1997     13     12,115     8,225    (869)     29     (656)    (3,205)    15,652

Net income...................    ---        ---       464     ---     ---      ---        ---        464
Release of ESOP shares.......    ---         51       ---      77     ---      ---        ---        128
Change in unrealized gain
 (loss) on securities........    ---        ---       ---     ---     (13)     ---        ---        (13)
Repurchase of common stock...    ---        ---       ---     ---     ---      ---     (2,390)    (2,390)
Amortization of MRDP.........    ---        ---       ---     ---     ---      252        ---        252
Dividend declared ($.30
 per share)..................    ---        ---      (336)    ---     ---      ---        ---       (336)
Record acquisition of
 Lafayette County Bank.......    ---         82       ---     ---     ---      ---      1,465      1,547
                                ----   --------   -------  ------    ----   ------    -------   --------
Balance at June 30, 1998.....   $ 13   $ 12,248   $ 8,353  $ (792)   $ 16   $ (404)   $(4,130)  $ 15,304
                                ====   ========   =======  ======    ====   ======    =======   ========

See accompanying notes to Consolidated Financial Statements.

                                                        -4-

                        LEXINGTON B&L FINANCIAL CORP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Presentation
-----------------------------

The accompanying consolidated interim financial statements as of June 30, 1998 and for the nine and three month periods then ended include the accounts of Lexington B & L Financial Corp. and it majority-owned subsidiaries, B & L Bank, Lafayette County Bank and B & L Financial Services Corp. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1998, interim financial statements. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements as of June 30, 1998, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1997 and for the year then ended included in the Registrant's 1997 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1997 Annual Report to Shareholders to which reference is made.

NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):

                                      Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                     1998          1997     1998         1997
                                     ----          ----     ----         ----
Balance, beginning of period.....    $598          $221     $221         $200
 Allowance for loan losses of
  acquired bank...................    ---           ---      391          ---
 Provision for loan losses .......     11           ---       20           21
 Recoveries on loans..............      1           ---       14          ---
Charge-offs.......................    (11)          ---      (47)         ---
                                     ----          ----     ----         ----
Balance, end of  period...........   $599          $221     $599         $221
                                     ====          ====     ====         ====

At June 30, 1998, non-performing assets were $459,000, which was .73% of total loans and .48% of total assets. This balance consisted of $448,000 in loans not accruing interest, $7,000 in loans past due 90 days and still accruing interest, and $4,000 in foreclosed real estate and other repossessed assets.

NOTE C--Investment Securities
-----------------------------

Investment securities, consist of the following at June 30, 1998 and September 30, 1997 (in thousands)
                                                  June 30,       September 30,
                                                   1998              1997
Available for Sale, at fair value:                 ----              ----
 U.S. government and federal agency
  obligations..............................       $ 1,544          $ 1,709

Held to Maturity, at amortized cost:
 U.S. government and federal agency
  obligations..............................        13,691              ---
 State and municipal obligations...........         1,942              878
                                                  -------          -------
       Total held to maturity..............       $15,633          $   878
                                                  =======          =======

                       LEXINGTON B & L FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                (continued)

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

On October 1, 1997, 96,111 treasury shares were issued in connection with the acquisition of Lafayette Bancshares, Inc. During October 1997, the Company repurchased 33,850 shares of stock (3% of outstanding shares) for $555,000. During the quarter ended June 30, 1998, the Company repurchased 112,076 shares of stock (10% of outstanding shares) for $1,835,000. The total number of shares outstanding at June 30, 1998 and 1997, was 1,008,685 and 1,058,500, respectively. The following presents the computation of EPS (in thousands, except per share data):

                                      Three Months Ended    Nine Months Ended
                                            June 30,             June 30,
                                      1998          1997    1998         1997
                                      ------------------    -----------------
Basic Earnings Per Share:
 Income available to common
  stockholders                        $ 157        $ 226    $   464   $   582
                                      =====        =====    =======   =======
 Average common shares outstanding      989          997        983     1,100
                                      =====        =====    =======   =======
 Basic earnings per share             $0.16        $0.22    $  0.47   $  0.53
                                      =====        =====    =======   =======
Diluted Earnings Per Share:
 Income available to common
  stockholders                        $ 157        $ 226    $   464   $   582
                                      =====        =====    =======   =======
 Average common shares outstanding      989          997        983     1,100
 Dilutive potential common shares
  outstanding due to common stock
  options and awards                     37          ---         37       ---
 Average number of common shares and  -----        -----    -------   -------
  dilutive potential shares
  outstanding                         1,026          997      1,021     1.100
                                      =====        =====    =======   =======
 Diluted earnings per share           $0.15        $0.22    $  0.45   $  0.53
                                      =====        =====    =======   =======

                       LEXINGTON B & L FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                 (continued)

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP
shares are recorded as a reduction of debt and accrued interest.   ESOP
compensation expense was $41,693 and $127,884 for the three and nine months ended June 30, 1998, respectively, compared to $37,460 and $105,148 for the three months and nine months ended June 30, 1997, respectively.

A summary of ESOP shares at June 30, 1998 is as follows:

        Shares Allocated...........................................    14,300

        Shares released for allocation.............................     7,668

        Unreleased shares..........................................    79,232
                                                                   ----------
                                                             TOTAL    101,200
                                                                   ==========
        Fair value of unreleased shares............................$1,263,196
                                                                   ==========

                       LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE F--Management Recognition Plan
-----------------------------------

The Board of Directors adopted (November 27, 1996) and shareholders subsequently approved (January 27, 1997) a management recognition and
development plan ("MRDP").   Under the MRDP, common stock of 50,600 shares was
awarded to certain directors, officers and employees of the Company and Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997).
On June 11, 1998 10,120 shares were vested. The Company recognized $75,444 and $252,126 for the three and nine months ended June 30, 1998, respectively, and no expense for the same periods ended June 30, 1997.

NOTE G -- Stock Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and
employees of the Company and subsidiaries.   The options will enable the
recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years.

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

NOTE I--Year 2000
-----------------

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting Year 2000 conversion goals. As of June 30, 1998, hardware and software application have been assessed and all mission critical application have been identified and Year 2000 Testing Strategies and Plans have been prepared. All Year 2000 non compliant hardware is under contract for replacement by October 1998. Also, the Company has been informed by software vendors that all mission critical applications are, or will be, fully tested and Year 2000 compliant by December 31, 1998. Other non-critical hardware and software applications are currently being tested for Year 2000 compliance and if not compliant will be upgraded or replaced by March 31,
1999.   The Company will perform independent testing on all mission critical application on or before March 31, 1999. Estimated cost to the Company is not expected to be material. A budget of $50,000 has been set up for new hardware, software and testing.

                       LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and nine month periods ended June 30, 1998 and 1997 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1997.

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

                                    Three Months Ended      Nine Months Ended
                                          June 30,               June  30,
                                    1998          1997      1998         1997
                                    ----          ----      ----         ----
Per Share Data
  Basic earnings per share.....   $  .16        $  .22     $  .47      $  .53
  Diluted earnings per share...      .15           .22        .45         .53
  Cash dividends...............      .15           ---        .30         ---
  Book value...................                             15.17       14.79
  Market price (closing price at
   end of period)..............                             15.94       14.94
Selected Ratios
  Loans to deposits.............                            81.37%     107.45%
  Allowance for loan losses to
   loans........................                              .95%        .48%
  Equity to total assets........                            16.06%      26.63%
  Return on equity..............    3.75%         5.45%      3.69%       4.32%
  Return on assets..............     .66%         1.53%       .66%       1.28%
  Efficiency ratio..............   71.13%        41.86%     70.77%      48.42%

Summary

     Consolidated net income for the nine month period ended June 30, 1998 was $464,000; a $118,000 or 20.3% decline from the same period last year. Basic earnings per share of 47 cents declined 6 cents or 11.3% compared to the same period ended June 30, 1997. Diluted earnings per share decreased 8 cents from the 53 cents per share earned for the nine month period ended June 30, 1997. During the nine month period increases in net interest income of $701,000 and in non-interest income of $220,000, was offset by a $1,110,000 increase in
non-interest expense.   The provision for loan losses decreased $1,000 from
the amount provided last year.

     Third quarter net income was $157,000, a decrease of $69,000 or 30.5%
from the third quarter of 1997.   Basic earnings per share of 16 cents
decreased 6 cents from the 22 cents reported for the quarter ended March 31, 1997. Diluted earnings per share decreased 7 cents from the 22 cents reported in the three month period ending June 30, 1997. In the third quarter, an increase in net interest income of $216,000 and non-interest income of $79,000, was offset by an increase in non-interest expenses of $404,000.
The provision for loan losses was $11,000 in the third quarter of 1998 compared to no provision recorded in the same quarter of 1997.

     The increases recorded for the three and nine months ended June 30, 1998 can be attributed primarily to the inclusion of the operating results of Lafayette County Bank acquired on October 1, 1998, and accounted for by the purchase method of accounting.

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

Analysis of change in net interest income
(tax equivalent basis)
                               Three Months Ended       Nine Months Ended
                             June 30, 1998 vs 1997    June 30, 1998 vs 1997
                             ---------------------    ---------------------
                                  Change Due To            Change Due To
                                  -------------            -------------
                            Average   Average         Average   Average
                            Volume    Rate    Total   Volume    Rate    Total
                            ------    ----    -----   ------    ----    -----
Interest income:
 Loans.................... $ 369     $   48   $ 417  $  883    $ 398  $1,281
 Investment securities....   221       (100)    121     879     (442)    437
 Federal funds sold.......    15         15      30      42       43      85
 Time deposits............     4         32      36     (58)      79      21
                           -----     ------   -----  ------    -----  ------
  Total interest income...   609         (5)    604   1,746       78   1,824
Interest expense
 Deposits.................   410        (48)    362   1,179     (141)  1,038
 Advances from Federal
  Home Loan Bank of Des
  Moines..................     3          2       5       8        8      16
 Notes payable............     6          6      12      25       10      35
                           -----     ------   -----  ------    -----  ------
  Total interest expense..   419        (40)    379   1,212     (123)  1,089
                           -----     ------   -----  ------    -----  ------
Net interest income....... $ 190     $   35   $ 225  $  534    $ 201  $  735
                           =====     ======   =====  ======    =====  ======

     Total interest income, on a fully tax equivalent basis, for the nine month period ended June 30, 1998 increased $1,824,000 or 52.4%, over the comparable period a year ago, and increased $604,000 or 51.8% for the latest three month period over the same period last year. Interest expense for the nine and three month periods ended June 30, 1998, increased $1,089,000 or 63.3% and $384,000 or 66.1%, respectively, over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid on a fully tax equivalent basis (in thousands).

                   ---- Nine Months Ended ----   ---- Nine Months Ended -----
                   ----- June 30, 1998 ------     ----- June 30, 1997 -------
                               Interest                      Interest
                   Average     Income/    Yield/  Average    Income/    Yield/
                   Balance     Expense    Rate    Balance    Expense    Rate
                   -------     -------    ----    -------    -------    ----
Interest Earning
 Assets
Loans...........   $ 62,706    $ 4,110    8.76%   $ 44,967   $ 2,829    8.41%
Investment
 securities.....     18,470        851    6.16%      6,435       470    9.77%
Interest-bearing
 deposits.......      5,024        258    6.87%      7,376       181    3.28%
Federal funds
 sold...........      2,081         85    5.46%       ----       ---     ---
 Total Earning     --------    -------    ----    --------   -------    ----
  Assets/Average
  Yield.........     88,281      5,304    8.03%     58,778     3,480    7.92%
Interest Bearing
 Liabilities
Deposits........     70,690      2,759    5.22%     41,947     1,721    5.49%
Advances from
 FHLB...........        332         16    6.44%        ---       ---     ---
Notes payable...        470         35    9.96%        ---       ---     ---
 Total Interest    --------    -------    ----    --------   -------    ----
  Bearing
  Liabilities/
  Average Rate..   $ 71,492    $ 2,810    5.26%   $ 41,947   $ 1,721    5.49%
Net Interest                   -------                       -------
 Income.........               $ 2,494                       $ 1,759
Net Interest                   =======                       -------
 Spread.........                          2.77%                         2.43%
Net Interest
 Margin.........                          3.78%                         4.00%

                              LEXINGTON B & L FINANCIAL CORP.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)

Net Interest Income - continued

                   ---- Three Months Ended ----   ---- Three Months Ended ----
                    ----- June 30, 1998 ------     ----- June 30, 1997 ------
                               Interest                      Interest
                   Average     Income/    Yield/  Average    Income/    Yield/
                   Balance     Expense    Rate    Balance    Expense    Rate
                   -------     -------    ----    -------    -------    ----
Interest Earning
 Assets
Loans...........   $ 62,164    $ 1,358    8.76%   $ 44,668   $   941    8.45%
Investment
 securities.....     18,723        284    6.08%      6,714       163    9.74%
Interest-bearing
 deposits.......      6,281         97    6.19%      5,902        61    4.15%
Federal funds
 sold...........      2,227         30    5.40%        ---      ----     ---
 Total Earning     --------    -------   -----    --------   -------    ----
  Assets/Average
  Yield.........     89,395      1,769    7.94%     57,284     1,165    8.16%

Interest Bearing
 Liabilities
Deposits........     71,597        935    5.24%     41,827       573    5.50%
Advances from
 FHLB...........        315          5    6.37%       ----       ---     ---
Notes payable...        463         12   10.00%       ----       ---     ---
 Total Interest    --------    -------   -----    --------   -------    ----
  Bearing
  Liabilities/
  Average Rate..   $ 72,375    $   952    5.28%   $ 41,827   $   573    5.50%
Net Interest                   -------                       -------
 Income.........                   817                           592
Net Interest                   =======                       -------
 Spread.........                          2.66%                         2.66%
Net Interest
 Margin.........                          3.67%                         4.15%

     Net interest income for the nine month period ended June 30, 1998 was $2,494,000, a 41.8% increase over the same period last year, and for the
quarter was $817, 000, a 38.0% increase over the same quarter a year ago.   As
indicated in the above schedule higher  volumes of earning assets accounted
for the majority of the increase in net interest income.   A majority of the
increased volume can be attributed to the inclusion of the operations of Lafayette in the amounts reported for the nine and three month periods ended June 30, 1998. Also, contributing to the increase in net interest earnings was an improvement in the net interest spread. For the nine months period ended June 30, 1998, the net interest spread increased to 2.78% or 35 basis points over the same period a year ago.

Risk Elements of Loan Portfolio

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other
repossessed assets.   The following table presents non-performing assets for
the periods indicated,  (in thousands):

                                                  June 30,    September 30,
                                                    1998          1997
                                                    ----          ----
Non-accrual loans..............................    $ 448          $ 394
Loans past due 90 days or more and still
 accruing interest.............................        7            ---
Foreclosed real estate and other repossessed
 assets........................................        4            ---
                                                   -----          -----
  Total non-performing assets..................    $ 459          $ 394
                                                   =====          =====

     Non performing assets at June 30, 1998  were  .48% of total assets,
compared to .67% of total assets at September 30, 1997.   Non-accrual loans at
June 30, 1998 consisted primarily of residence real estate loans, commercial and commercial real estate loans.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

Provision for Loan Losses/Allowance for Loan Losses

     The provision for loan losses declined $1,000 or 4.8% for the nine months ended June 30, 1998 and increased $11,000 during the current three month period compared to the same period a year ago. Loan charge offs totaled $47,000 and $11,000 for the nine and three month period ended June 30, 1998.
There were no loans charged off during the same periods last year.   Loan
recoveries were $14,000 and $1,000, respectively, for the nine and three month periods ended June 30, 1998. No loan recoveries were received last year.
The allowance for loan losses at June 30, 1998 was $599,000 or .95% of outstanding loans compared to $221,000 or .48% at September 30, 1997. The increase in the allowance for loan losses at June 30, 1998 is the result of loan reserves acquired in the acquisition of Lafayette.

Non-Interest Income

     Non-interest income for the nine month period ended June 30, 1998 of $282,000 increased $220,000 over the nine month period ended June 30, 1997. During the quarter ended June 30, 1998, non-interest income totaled $99,000 an increase of $79,000 over the same period a year ago. The increase can be attributed to service charge income and insurance commissions earned during the quarter and nine month periods ended June 30, 1998 from the operations of Lafayette.

Non-Interest Expense

     Non-interest expense of $1,981,000 and $656,000, respectively, for the nine and three months ended June 30, 1998, increased $1,110,000 and $404,000 over the comparable periods a year ago. Salaries and benefit cost increased $758,000 during the nine month period ended June 30, 1998 and $240,000 in the latest three month period over the same periods last year. This increase was primarily due to salary and benefit cost of Lafayette of $442,000 and $147,000, respectively, for the nine and three month periods ended June 30, 1998 which have been included since the beginning of the Company's fiscal year on October 1, 1997. Also, contributing to the increase in salary and benefits expense was cost associated with the Management Recognition Development Plan awards totaling $252,000 and $75,000, respectively, for the nine and three months ended June 30, 1998. Other expense increased $207,000 and $106,000, respectively, for the nine and three month periods ended June 30, 1998 over the same periods last year. Included in the increase in other expenses is the amortization of goodwill on acquisition of Lafayette amounting to $53,000 and $18,000, respectively, for the nine and three month periods ended June 30, 1998. Also, contributing to the increase in other expenses and all other categories non-interest expenses in fiscal year 1998 over 1997, were the expenses incurred by Lafayette since the date of acquisition.

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

     At June 30, 1998, total stockholders' equity of $15,304,000 represented 16.1% of total assets compared to $15,652,000 or 26.6% of total assets at September 30, 1997. These levels of primary equity exceed regulatory requirements and the Company's peer group average.

                       LEXINGTON B & L FINANCIAL CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Liquidity and Capital Resources-continued

B & L Bank

     The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 17.5% at June 30, 1998. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

    The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 1998.
                                                              Minimum
                                         B & L Bank           Required
                                         Ratios at            Capital
                                       June 30, 1998          Ratios
                                       -------------          ------

Risk-based capital.................        42.3%               8.0%
Core capital.......................        21.9%               3.0%
Tangible capital...................        21.9%               1.5%

Lafayette County Bank

     The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summaries Lafayette County Bank's capital ratios and ratios required by regulation at June 30, 1998.

                                         Lafayette            Minimum
                                        County Bank          Required
                                         Ratios at            Capital
                                       June 30, 1998          Ratios
                                       -------------          ------

Risk-based capital..................       14.2%               8.0%
Tier 1 capital to net risk-weighted
 assets.............................       12.9%               4.0%
Tangible equity ratio...............        7.4%               4.0%

                        LEXINGTON B & L FINANCIAL CORP.

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

                                Lexington B & L Financial Corp.




Date August 5, 1998             By: s/ E. Steva Vialle
                                    -------------------------------------


Date August 5, 1998             By: s/ William J. Huhmann
                                    -------------------------------------