Form 10KSB40
period 1998-09-30
LEXINGTON B & L FINANCIAL CORP
filed 1998-12-24
CIK 1008598

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number: 0-26556


                        LEXINGTON B & L FINANCIAL CORP.
    -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Missouri                                  43-173955
---------------------------------                  ----------------
(State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   I.D. Number)


919 Franklin Avenue, Lexington, Missouri                 64067
-----------------------------------------           ----------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (660) 259-2247
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------

Securities registered pursuant to
Section 12(g) of the Act:                Common Stock, par value $.01 per share
                                         --------------------------------------
                                                        (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X      NO
           -----       ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.     X
                                               -------

     The Registrant's revenues for the fiscal year under report were $7.3 million.

     As of December 23, 1998, there were issued and outstanding 1,008,685 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant on December 23, 1998 was $11,473,792 (1,008,685 shares at $11.375 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     Lexington B & L Financial Corp. ("Company"), a Missouri corporation, was organized on November 29, 1995 for the purpose of becoming the holding company for B & L Bank (formerly The Lexington Building and Loan Association, F.A.) upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("Conversion"). The Conversion was completed on June 5, 1996.

     B&L Bank was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association under the name "The Lexington Building and Loan Association," and converted to a federal charter and adopted the name "The Lexington Building and Loan Association, F.A." in June 1995. B&L Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. B&L Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). B&L Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     On October 1, 1997, the Company acquired Lafayette County Bank of Lexington/Wellington ("Lafayette County Bank") through the merger of Lafayette County Bank's parent corporation, Lafayette Bancshares, Inc., with the Company. All outstanding shares of Lafayette Bancshare's common stock were converted into $.92 in cash plus .0851 share of the Company's common stock. A total of 96,111 shares of the Company's common stock were issued from treasury shares and $1,039,284 was paid to Lafayette Bancshares' shareholders. The Company also paid $195,939 for the minority interest of Lafayette County Bank. The acquisition was accounted for as a purchase under generally accepted accounting principles.

     Lafayette County Bank is a Missouri state chartered bank whose deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Lafayette County Bank conducts its business from its main office in Lexington, Missouri and its branch offices in Wellington and Callao, Missouri.

     The Company's banking subsidiaries are community oriented financial institutions that engage primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgages, commercial, agricultural and consumer loans within their market areas. The Company is a portfolio lender and generally does not sell the mortgage loans that it originates.

          The Company also incorporated a mortgage banking subsidiary, B&L Mortgage, Inc., in November 1998. B&L Mortgage offices are located in Odessa, Missouri. Its primary business is the origination of 1-4 family mortgages for sale in the secondary market.

Market Area

     Lexington, Missouri is located on the southern bank of the Missouri River approximately 45 miles east of Kansas City, Missouri. Lexington, estimated population of 4,900, is the county seat and the largest town in Lafayette County. Lafayette County is predominately rural and contains several small towns, although the western portions are becoming bedroom communities for commuters to jobs in the Kansas City metropolitan area. The Company considers its market area for loans and deposits to encompass Lafayette County and the bordering areas of three surrounding counties (southern Ray County, northern Johnson County and western Jackson County) and the area surronding its Callao office which encompasses all of Macon County.

     The economy encompassing the Company's market area has its roots in agriculture, although agriculture has declined as a source of revenue over the decades. Most of the employment today is primarily based in services, light manufacturing, state and local government and retail trade. Tourism is also part of the local economy as Lexington has historic ties to the Civil War.

LENDING ACTIVITIES

     GENERAL. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. The Company also originates multi-family, commercial real estate, land, commercial, agricultural and consumer loans. The Company's net loans receivable totalled $62.3 million at September 30, 1998, representing 66.5% of consolidated total assets.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated. The Company had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                                   At September 30,
                              ------------------------------------------------------
                                     1998              1997                1996
                              ----------------   -----------------  ----------------
                              Amount   Percent   Amount   Percent   Amount   Percent
                              -------  --------  -------  --------  -------  --------
                                                   (Dollars in Thousands)
Type of Loan:
-------------

Mortgage loans:
  One- to four-family.......  $42,318    66.99%  $39,721    85.48%  $40,537      88.51%
  Commercial real estate
  and multi-family..........    3,690     5.84     1,553     3.34     1,120       2.45
  Land......................      653     1.03       536     1.15       489       1.07
  Construction..............      626      .99     1,101     2.37       613       1.34
                              -------   ------   -------   ------   -------     ------
    Total mortgage loans....   47,287    74.85    42,911    92.34    42,759      93.37
 Commercial loans...........    4,042     6.40        --       --        --         --
 Agriculture loans..........    3,171     5.02        --       --        --         --
Consumer and other loans:
 Home equity................      790     1.25       608     1.31       486       1.06
 Loans on savings accounts..    1,986     3.14     1,101     2.37     1,210       2.64
 Automobile loans...........    4,968     7.86     1,446     3.11     1,090       2.38
 Other......................      933     1.48       401     0.87       253       0.55
                              -------   ------   -------   ------   -------     ------
   Total other loans........   15,890    25.15     3,556     7.66     3,039       6.63
                              -------   ------   -------   ------   -------     ------
   Total loans..............   63,177   100.00%   46,467   100.00%   45,798     100.00%
                                        ======             ======               ======
Add net deferred:
 Loan origination fees             18                 15                 --
Less:
 Loans in process...........      281                373                249
 Allowance for possible
  loan losses...............      599                221                201
                              -------            -------            -------
  Loans receivable, net.....  $62,315            $45,888            $45,348
                              =======            =======            =======


    The following table sets forth at September 30, 1998 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable interest rates are reported as maturing at their next maturity date. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.


                                                                       After    After    After    After
                                                                      One Year 3 Years  5 Years   10 Years
                                                             Within   Through  Through  Through   Through    After
                                                            One Year  3 Years  5 Years  10 Years  15 Years  15 Years  Total
                                                            --------  -------  -------  --------  --------  --------  ------
                                                                                    (In thousands)
Mortgage loans:
 One- to four-family .....................................   $ 3,278  $ 6,884   $5,862   $11,703   $ 8,394    $6,197  $42,318
 Commercial real estate
 and multi-family.........................................     1,072      751      461       725       375       306    3,690
 Land.....................................................        38       79      135       227       117        57      653
 Construction.............................................       626       --       --        --        --        --      626
                                                             -------  -------  -------   -------    ------   -------  ------
  Total mortgage loans....................................     5,014    7,714    6,458    12,655     8,886     6,560   47,287
Commercial loans..........................................     3,369      628       12        33        --        --    4,042
Agriculture loans.........................................     2,787      282      102        --        --        --    3,171
Consumer and other loans..................................     3,801    3,648    1,066       139        18         5    8,677
                                                             -------  -------  -------   -------    ------   -------  -------
   Total loans............................................   $14,971  $12,272   $7,638   $12,827    $8,904    $6,565  $63,177
                                                             =======  =======  =======   =======    ======   =======  =======

     The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.


                                                Fixed-     Floating- or
                                                Rates    Adjustable-Rates
                                            -----------  ----------------
           Total                                          (In Thousands)
          -------
Mortgage loans:
  One- to four-family......................    $ 7,563        $31,477
  Commercial real estate and multi-family..      1,214          1,404
  Land.....................................        148            467
  Construction.............................         --             --
                                               -------        -------
     Total mortgage loans..................      8,925         33,348
Commercial loans...........................        673             --
Agriculture loans..........................        385             --
Consumer and other loans...................      4,875             --
                                               -------        -------
     Total.................................    $14,858        $33,348
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

    RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 25 years and fixed-rate mortgage loans with terms of up to 10 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

    The loan fees charged, interest rates and other provisions of the Company's ARM loans are determined on the basis of its own pricing criteria and competitive market conditions. The Company originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Company occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1998, the initial interest rate on ARM loans offered by the Bank ranged from 6.00% to 7.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan.

    The Company does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Company, including the index for interest rates, may vary from time to time. The Company believes that the adjustment features of its ARM loans provide flexibility to meet competitive conditions as to initial rate concessions while preserving the Company's objectives by limiting the duration of the initial rate concession.

    A significant portion of the Company's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. Although such loans satisfy the Company's underwriting requirements, they are non-agency-conforming because they do not satisfy collateral requirements, income and debt ratios, acreage limits, or various other requirements imposed by the Freddie Mac and Fannie Mae. In addition, substantially all of the Company's ARM loans have periodic interest rate caps of 1% per adjustment period and 5% lifetime over the initial loan interest rate, while Freddie Mac and Fannie Mae secondary market guidelines require higher adjustment periods and lifetime caps of 2% and 6%, respectively. Accordingly, the Company's non-agency-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Company however, currently does not intend to sell its loans. The Company has historically found that its origination of non-agency-conforming loans has not resulted in high amounts of non-performing loans. In addition, the Company believes that these loans satisfy a need in the Company's local community. As a result, the Company intends to continue to originate such non-agency-conforming loans.

    The retention of ARM loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Company generally provide, as a marketing incentive, for initial rates of interest below the rates that would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in the Company's cost of funds.

    While fixed-rate single-family residential real estate loans are normally originated with up to 10 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, some mortgage loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Company enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

    The Company generally requires title insurance insuring the status of its lien on all of the real estate secured loans. The Company also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

    Appraisals are obtained on all properties and are conducted by independent fee appraisers approved by the Board of Directors of each of its banking subsidiaries. The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price, with the condition that the loan-to-value ratio may be increased to 90% provided that private mortgage insurance coverage is obtained for the amount in excess of 80%.

    INCOME PROPERTY LENDING. Historically, the Company has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Company does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 1998, income property loans aggregated $3.7 million, or 5.84% of the gross loan portfolio.

    The average principal balance of the loans in the Company's income property loan portfolio was approximately $3.7 million at September 30, 1998. Substantially all of the income property loans are secured by properties located in the Company's market area. Such properties include residential properties of five or more units, strip shopping malls generally containing between two and six store fronts, churches, and professional offices. Income property loans are generally made for terms of 20 years with five- to 10-year balloon payments and at variable interest rates that adjust annually.

    Income property loans generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties often depend on successful operation and management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 70% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Company's income property loans are inspected by the Company's lending personnel before the loan is made. The Company also obtains appraisals on each property in accordance with applicable regulations.

    CONSTRUCTION LENDING. The Company occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 1998, construction loans totalled $626,000, or
 .99% of the gross loan portfolio.

    Substantially all construction loans made to individuals provide for the Company to originate a permanent loan upon the completion of construction, which is generally an ARM loan as described under "-- Lending Activities -- Residential Real Estate Lending." The origination fee for construction loans is generally 1.5% of the principal amount. Construction loans are generally made for terms of up to six months. Loans to builders are made less frequently and may be for the construction of a pre-sold home or may be a loan to construct a speculative home (i.e., a home for which no purchaser has been identified). Loans to builders are generally limited to local builders well known to the Company.

    Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Company may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

    LAND LENDING. The Company originates loans secured by farm residences and combinations of farm residences and farm real estate. The Company also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 1998, the land loan portfolio totalled $653,000, or 1.03% of total gross loans, substantially all of which were secured by properties located in the Company's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

    Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances, be dependent on farm income from the properties. To address this risk, the Company does not consider farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Company may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

    AGRICULTURAL LENDING. At September 30, 1998, the agricultural loan portfolio totalled $3.2 million or 5.02% of total gross loans. The Company presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Company's market area.The Company offers adjustable-rate loans that adjust monthly, quarterly and annually with maturities up to a 25-year term. The Company also offers fixed-rate loans with a ten-year term and a ten-year amortization schedule. The Company also makes agricultural operating loans. Agricultural operating loans or lines generally are made for a term of one year and are usually secured by a first or second mortgage, or liens on property, farm equipment, grain, or growing crops. Personal guarantees are frequently required for loans made to corporations and other business entities. The agruiculture loan portfolio is diversified and there is no concentration to any one borrower.

     In originating an agricultural real estate loan, the Company considers the debt service coverage of the borrower's cash flow, the amount of working capital available to the borrower, the financial history of the farmer and the appraised value of the underlying property as well as the Company's experience with and knowledge of the borrower. An environmental assessment is also performed. The maximum loan-to-value for agricultural real estate loans is 75%.

    The Company is approved to originate agricultural real estate and operating loans with guarantees from USDA-FMHA up to a maximum of 90% of the principal and interest. Once the guaranteed loan has been funded, the Company retains the loan in its loan portfolio.

    Agricultural lending affords the Company the opportunity to earn yields higher than those obtainable on residential real estate lending. However, agricultural lending involves a greater degree of risk than residential real estate loans. Payments on agricultural loans are dependent on the successful operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.

    The risk of crop damage by weather conditions can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Company generally does not require its borrowers to procure multi-peril crop or hail insurance. Farmers may mitigate the effect of price declines through the use of futures contracts, options or forward contracts. The Company does not monitor or require the use by borrowers of these instruments.

    COMMERCIAL LENDING   Commercial business loans generally include equipment
loans with terms ranging up to seven years and working capital lines of credit
secured by inventory and accounts receivable.   Working capital lines of credit
are generally renewable and made for a one-year term with a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate or an internal base rate. The Company generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation.

    Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

    CONSUMER LENDING. Consumer lending has traditionally been a small part of the Company's business. However, with the acquistion of Lafayette County Bank, consumer loans have become a larger portion of the Company's loan portfolio. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 1998, the Company's consumer loans totalled approximately $8.7 million, or 13.7% of the Company's gross loans. The Company intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

    Consumer loans are made at fixed interest rates and for varying terms. Automobile and other loans are generally made for terms up to 60 months, while home equity loans are made for terms up to 10 years. With respect to substantially all home equity loans, the Company holds the first mortgage on the borrower's residence.

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

    LOAN SOLICITATION AND PROCESSING. Loan applicants come primarily from walk-in customers and referrals by realtors and previous and present customers of the Company. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a Board-approved independent fee appraiser who is certified by the State of Missouri.

     Consumer loans may be made by loan officers up to amounts authorized by the bank's loan policies. All loans over specified amounts must be approved by the Board of Directors of each banking subsidiary. Management of the Company believes its local decision-making capabilities and the accessibility of its senior officers is an attractive quality to customers within its market area. The Company's loan approval process allows consumer loans to be approved in one to two days and to expedite the approval and closing of mortgage loans.

    LOAN ORIGINATIONS, SALES AND PURCHASES. During the year ended September 30, 1998, the Company's total gross loan originations were $28.1 million.
Consistent with its asset/liability management strategy, the Company's policy has been to retain in its portfolio nearly all of the loans that it originates.

    The Company has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 1998, $2.1 million of the Company's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Company's underwriting standards. The Company may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area. During the fiscal year ended September 30, 1998, the Company did not purchase any loans.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                      Years Ended September 30,
                                      -------------------------
                                       1998     1997     1996
                                      -------  -------  -------
                                           (In Thousands)
Total loans at beginning
  of period.........................  $46,109  $45,569  $41,311
                                      -------  -------  -------

Loans acquired from Lafayette
  County Bank on 10/1/98............   16,544       --       --

Loans originated:
One- to four-family.................    8,460    7,288    6,589
Commercial real estate and
  multi-family......................    2,962      365      376
Land................................      189      219      124
Construction........................      700    1,219      900
                                      -------  -------  -------
   Total mortgage loans originated..   12,311    9,091    7,989
Commercial..........................    3,705       --       --
Agricultural........................    3,095       --       --
Consumer............................    8,959      517      793
                                      -------  -------  -------
   Total loans originated...........   28,067    9,608    8,862

Loans purchased:
One- to four-family.................       --      209    3,815
Commercial real estate and
   multi-family.....................       --      318       --
                                      -------  -------  -------
     Total loans purchased..........       --      527    3,815

Loans sold:
 Commercial real estate.............      119       --       --

Principal repayments................   27,687    9,595    8,419
                                      -------  -------  -------

Net loan activity...................   16,805      540    4,258
                                      -------  -------  -------

Total gross loans at
  end of period.....................  $62,914  $46,109  $45,569
                                      =======  =======  =======


    LOAN COMMITMENTS. The Company issues, without fee, commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments are made in writing on specified terms and conditions and at a specified rate of interest. The Company had outstanding net loan commitments of approximately $1.3 million at September 30, 1998, $1.1 million of which were for variable rate loans. See Note M of Notes to the Consolidated Financial Statements.

    LOAN ORIGINATION AND OTHER FEES. The Company, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Company is generally up to 1% for mortgage loans and 1.5% for construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.

    NON-PERFORMING ASSETS AND DELINQUENCIES. When a loan borrower fails to make a required loan payment when due, the Company institutes collection procedures. All loan payments that are contractually due are not considered delinquent and collection procedures are not instituted until after the "actual due date" which may vary between 15 to 30 days following the payment due date. Borrowers are charged a late penalty on all payments made after the actual due date. On real estate, commercial and agriculture loans, a pre-foreclosure letter setting forth a date certain (generally 35 days after the date of the letter) for instituting foreclosure procedures is mailed on or before 90 days after the actual due date. Foreclosure procedures are instituted on the date specified in the pre-foreclosure letter if the delinquency continues to that date.

    When a consumer loan borrower fails to make a required payment on a consumer loan within seven days of the payment due date, the Company institutes collection procedures. The first notice is mailed to the borrower approximately seven days following the actual due date. If payment is not promptly received, second and third notices are mailed to the borrower approximately 15 and 20 days following the actual due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Company mails a right to cure notice to the borrower on or before 30 days following the actual due date. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency the delinquency has not been cured, the Company begins legal action to repossess the collateral. The Company transfers to repossessed assets the estimated market value of the collateral and charges to allowance for loan losses with any deficinency at foreclosure.
Except for extenuating circumstances loan past due 120 days are charged off.

    The Board of Directors of the Company's banking subsidiaries are informed monthly as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

    The Company has experienced fluctuating and, periodically, relatively high levels of loan delinquencies. Management attributes this experience primarily to its practice, consistent with its mission as a community-oriented financial institution, of offering non-agency-conforming loan products that enable borrowers with lesser financial resources to otherwise qualify for a loan. The Company's loss experience, however, as measured by charge offs, has not been significant. See "-- Lending Activities -- Allowance for Loan Losses." No assurances can be given as to future delinquency and loss levels.

    The following table sets forth information regarding the Company's delinquent loans, excluding loans 90 days or more delinquent and accounted for on a non-accrual basis.

                                                      At September 30,
                          ------------------------------------------------------------------
                                 1998                     1997                 1996
                          -----------------------  ---------------------  -------------------
                                       Percentage             Percentage             Percentage
                          Principal     of Gross   Principal   of Gross   Principal   of Gross
                          Balance        Loans      Balance     Loans      Balance     Loans
                          -----------  ----------  ----------  --------   ----------  --------
                                                  (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days..              $  623       0.99%     $  939      2.02%      $1,088       2.38%
  60 - 89 days..                 649       1.03         328      0.71          331       0.72
                              ------       ----      ------      ----       ------       ----
                              $1,272       2.02%     $1,267      2.73%      $1,419       3.10%
                              ======       ====      ======      ====       ======       ====


    The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. The Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS")
No. 15, at any of the dates indicated.   However,  at September 30, 1998, there
were loans totalling $57,000 which were past due contractually 90 days or more as to principal or interest that were still accruing interest. In the opinion of management collection of principal and interest on these loans is expected to resume and sufficient collateral is believed to exist to protect the Company from any significant loss.

                                       At September 30,
                                    ----------------------
                                     1998    1997    1996
                                    ------  ------  ------
                                    (Dollars in Thousands)
Loans 90 days or more delinquent
  and accounted for on
  a non-accrual basis:
 Residential real estate..........  $ 248   $ 334   $ 495
 Commercial real estate...........    143      --     106
 Commercial.......................     15      --      --
 Consumer.........................    118      60     177
                                    -----   -----   -----
   Total non-accrual loans........    524     394     778

Real estate owned.................     --      --      --
                                    -----   -----   -----

Total non-performing assets.......  $ 524   $ 394   $ 778
                                    =====   =====   =====

Total non-performing loans
  to net loans....................   0.84%   0.86%   1.33%
                                    =====   =====   =====
Total non-performing loans
  to total assets.................   0.56%   0.67%   1.26%
                                    =====   =====   =====
Total non-performing assets to
  total assets....................   0.56%   0.67%   1.26%
                                    =====   =====   =====

    At September 30, 1998, management of the Company was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

    The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 1998 amounted to approximately $38,000, before such loans were placed on non-accrual status. Had such non-accruing loans been current in accordance with their original terms, no additional interest income would have been recorded for the year ended September 30, 1998.

    FORECLOSED REAL ESTATE. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Company's procedures for accounting for foreclosed real estate. The Company had no foreclosed real estate at September 30, 1998.

    ASSET CLASSIFICATION. The Federal regulators have adopted various regulations regarding problem assets of banking institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Company.

    The aggregate amounts of the Company's classified assets and general and specific loss allowances at the dates indicated, were as follows:

                                At September 30,
                             ---------------------
                              1998   1997    1996
                             ------  -----  ------
                                 (In Thousands)

Loss.......................  $   26  $  15   $  59
Doubtful...................      15     --      --
Substandard assets.........     926    350     602
Special mention............     460    151      67
                             ------  -----   -----
  Total classified assets..  $1,427  $ 516   $ 728
                             ======  =====   =====

General loss allowances....  $  573  $ 206   $ 142
Specific loss allowances...      26     15      59
                             ------  -----   -----
  Total allowances.........  $  599  $ 221   $ 201
                             ======  =====   =====


    ALLOWANCE FOR LOAN LOSSES. The Company has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

    In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

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

    At September 30, 1998, the Company had an allowance for loan losses of $599,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

    While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income. As indicated by the table, there has not been any material fluctuations in the allowance for loan losses. Periodically, however, the allowance for loan losses has been replenished in response to low level charge offs. No assurances can be given as to the level of future charge offs.

                                             Year Ended September 30,
                                            ---------------------------
                                              1998      1997     1996
                                            --------  --------  -------
                                              (Dollars in Thousands)

Allowance at beginning of period..........   $  221    $  201   $  201
                                             ------    ------   ------
Allowance acquired from Lafayette
 County Bank..............................      391        --       --
Provision for loan losses.................       26        29       10
Recoveries................................       22        --       --

Charge-offs:
Residential real estate...................       --        --       --
Commercial................................       26        --       --
Commercial real estate and multi-family...        6        --       --
Construction..............................       --        --       --
Consumer..................................       29         9       10
                                             ------    ------   ------
    Total charge-offs.....................       61         9       10
                                             ------    ------   ------
    Net charge-offs.......................       39         9       10
                                             ------    ------   ------
Balance at end of period..................   $  599    $  221   $  201
                                             ======    ======   ======

Ratio of allowance to total
 loans outstanding at the
 end of the period........................     0.95%     0.48%    0.44%
                                             ======    ======   ======

Ratio of net charge-offs to
 average loans outstanding
 during the period........................     0.06%     0.02%    0.02%
                                             ======    ======   ======

Ratio of allowance to
 non-accrual loans........................   114.31%    56.10%   25.83%
                                             ======    ======   ======

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

                                                      At September 30,
                              --------------------------------------------------------------
                                        1998                1997                1996
                              ------------------- ---------------------  -------------------
                                          % of                  % of                 % of
                                         Loans                 Loans                Loans
                                        in Each               in Each              in Each
                                        Category              Category             Category
                                        to Total              to Total             to Total
                              Amount     Loans      Amount     Loans      Amount     Loans
                             -------  -----------  -------   ----------  -------  -----------
                                                   (Dollars in Thousands)
Real estate mortgage:
  One- to four-family.......  $ 100     66.99%       $ 55       85.48%     $ 65      88.51%
  Commercial and multi-
   family...................    125      5.84          61        3.34        59       2.45
  Land......................     --      1.03          --        1.15        --       1.07
  Construction..............     --       .99          --        2.37        --       1.34
Commercial..................    100      6.40          --          --        --
Agricultural................     25      5.02          --          --        --         --
Consumer....................    150     13.73          40        7.66        77       6.63
Unallocated.................     99        --          65          --        --         --
                              -----    ------        ----      ------      ----     ------
  Total allowance for loan
   losses...................  $ 599    100.00%       $221      100.00%     $201     100.00%
                              =====    ======        ====      ======      ====     ======

INVESTMENT ACTIVITIES

    The Company is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like B&L Bank are also required to maintain an investment in FHLB stock.

    B&L Bank is required under federal regulations to maintain a minimum amount of liquid assets. At September 30, 1998, B&L Bank's regulatory liquidity of 18.27% was significantly in excess of the 4% required by OTS regulations. Management intends to hold all securities in B&L Bank's investment portfolio in order to enable B&L Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

    The Board of Directors' of B&L Bank and Lafayette County Bank approved investment policies and procedures. The investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable investment grade corporate debt obligations and mortgage-backed securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

    The Company adopted SFAS No. 115 on October 1, 1993. At September 30, 1998, the Company's portfolio classified as "held to maturity" and available for sale contained all of the state and local debt securities and U. S Treasury securities and the majority of its portfolio of federal agency securities while the remaining portfolio of federal agency obligations and all of the mortgage-backed securities are classified as "available for sale." Consistent with the Company's asset/liability management strategy, at September 30, 1998, the majority of the investment portfolio matures within five years of that date. See Note B of Notes to the Consolidated Financial Statements for the specific classification of securities under SFAS No. 115.

    The following table sets forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated.

                                 At September 30,
                          ----------------------------
                            1998      1997       1996
                          --------  --------  --------
                          Carrying  Carrying  Carrying
                           Value     Value     Value
                          --------  --------  --------
                                  (In Thousands)
Government National
  Mortgage Association
  ("GNMA")..............     $ 265    $  290   $  319
Fannie Mae..............       224       409      524
Freddie Mac.............       348       970    1,220
                             -----    ------   ------

    Total...............     $ 837    $1,669   $2,063
                             =====    ======   ======

     The following table sets forth the composition of the Company's investment securities portfolio and FHLB stock at the dates indicated.

                                                                At September 30,
                                       ---------------------------------------------------------------------
                                                 1998                    1997                  1996
                                       -----------------------  ---------------------  ---------------------
                                        Carrying    Percent of   Carrying  Percent of   Carrying  Percent of
                                         Value      Portfolio    Value     Portfolio    Value     Portfolio
                                       ----------  -----------  --------  -----------  --------  -----------
(Dollars in Thousands)
Investment securities:
 U.S. Government and federal agency
  obligations(1).....................    $14,580       84.09%    $1,709       40.16%    $2,906       49.96%
 State and local obligations(1)......      1,921       11.08        878       20.63        848       14.58
 Mortgage-backed securities(1).......        837        4.83      1,669       39.21      2,063       35.46
                                         -------     -------     ------      ------     ------      ------
Total investment securities..........    $17,338      100.00%    $4,256      100.00%    $5,817      100.00%
                                         =======     =======     ======      ======     ======      ======

Capital stock - FHLB- Des Moines(2)..    $   520                 $  464                 $  464
                                         =======                 ======                 ======

(1) The Company adopted SFAS No. 115 on October 1, 1993. Mortgage-backed securities and certain U.S. Government and federal agency obligations are classified as "available-for-sale" and are valued at fair value at September 30, 1998, 1997 and 1996. State and local obligations and the balance of U.S. Government and federal agency obligations are classified as "held-to-maturity" and are reflected at amortized cost.
(2) The dividend yield on the capital stock of the FHLB-Des Moines was 6.75% for the fiscal year ended September 30, 1998.

     The following table sets forth the maturities of the investment securities portfolio at September 30, 1998.

                                 One Year    After One To   Over Five to      After
                                  or Less     Five Years      Ten Years     Ten Years   Total Investment Securities
                                -----------  -------------  -------------  -----------  ---------------------------
                                Book Value    Book Value     Book Value    Book Value    Book Value    Market Value
                                -----------  -------------  -------------  -----------  ------------   ------------
                                                               (Dollars in Thousands)
Available for sale............  $       --   $         --         $1,300       $  223      $ 1,523        $ 1,536
U.S. Government and Federal
  Agencies....................          81             --             48          687          816            837
                                    ------        -------         ------       ------      -------        -------
Mortgage-backed securities....          81             --          1,348          910        2,339          2,373

Held-to-maturity..............       3,043          9,468            503           30       13,044         13,093
U.S. Government and Federal
 Agencies.....................         141            861            376          543        1,921          2,096
                                    ------        -------         ------       ------      -------        -------
State and local obligations...       3,184         10,329            879          573       14,965         15,189
                                    ------        -------         ------       ------      -------        -------
Total investment securities...      $3,265        $10,329         $2,227       $1,483      $17,304        $17,562
                                    ======        =======         ======       ======      =======        -------

Weighted average yield........        5.74%          5.98%          6.67%        8.13%        6.18%
                                    ======        =======         ======       ======      =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

    GENERAL. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 1998, the Company had no other borrowing arrangements.

    DEPOSIT ACCOUNTS. Substantially all of the Company's depositors are residents of the State of Missouri. Deposits are attracted from within the Company's market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers current market interest rates, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company reviews its deposit mix and pricing weekly.

    The following table sets forth the composition of the Company's deposits at September 30, 1998.


                                                 Percentage
                                                  of Total
  Checking and Savings Deposits        Balance    Deposits
-------------------------------------  --------  ----------
 Demand non-interest bearing            $ 4,658       6.1%
 NOW accounts                             5,920       7.7
 Money market accounts                    6,670       8.7
 Passbook savings accounts                6,328       8.2
                                        -------     -----
                                         23,576      30.7
   Certificates of Deposits
-------------------------------------

With balances of less than $100,000      46,724      60.9
With balances in excess of $100,000       6,464       8.4
                                        -------     -----
                                         53,188      69.3
                                        -------     -----
Total Deposits                          $76,764     100.0%
                                        =======     -----

        The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

        Maturity Period                     Amount
        ---------------                  -------------
                                         (In Thousands)

Three months or less.....................    $ 1,118
Over three through six months............      1,104
Over six through 12 months...............      1,118
Over 12 months...........................      3,124
                                             -------
      Total .............................    $ 6,464
                                             =======

    DEPOSIT FLOW. The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                                     At September 30,
                                             --------------------------------------------------------------------------------------
                                                              1998                               1997                   1996
                                             ------------------------------------  ------------------------------  ----------------
                                                               Percent                       Percent                        Percent
                                                                 of      Increase              of      Increase               of
                                                  Amount        Total   (Decrease)  Amount    Total    (Decrease)  Amount    Total
                                             ----------------  -------  ----------  -------  --------  ----------  -------  --------
                                                                             (Dollars in Thousands)
Non-interest-bearing.......................       $ 4,658        6.07%    $ 3,971   $   687     1.61%    $ 182     $   505     1.20%
NOW checking...............................         5,920        7.71       4,848     1,072     2.51       100         972     2.30
Regular savings accounts (1)...............         6,328        8.24       2,447     3,881     9.09        29       3,852     9.12
Money market deposits......................         6,670        8.69       4,255     2,415     5.66       333       2,082     4.93
                                                  -------      ------     -------   -------   ------     -----     -------   ------
                                                   23,576       30.71      15,521     8,055    18.87       644       7,411    17.55
Fixed-rate certificates which mature (1):
  Within 1 year............................        28,910       37.66       9,487    19,423    45.49       557      18,866    44.67
  After 1 year, but within 2 years.........        10,033       13.07       4,703     5,330    12.48      (986)      6,316    14.95
  After 2 years, but within 5 years........        13,534       17.63       3,994     9,540    22.35       442       9,098    21.54
Certificates maturing thereafter...........           711         .93         365       346     0.81      (200)        546     1.29
                                                  -------      ------     -------   -------   ------     -----     -------   ------
                                                   53,188       69.29      18,549    34,639    81.13      (187)     34,826    82.45
                                                  -------      ------     -------   -------   ------     -----     -------   ------
                 Total.....................       $76,764      100.00%    $34,070   $42,694   100.00%    $ 457     $42,237   100.00%
                                                  =======      ======     =======   =======   ======     =====     =======   ======

----------------------------
(1) Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of $6,199,000, $3,782,000 and $3,567,000 at September 30, 1998, 1997 and 1996, respectively.

     TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                             At September 30,
                        --------------------------
                         1998     1997      1996
                        -------  -------  --------
                                  (In Thousands)

      3.00 - 3.99%....  $   667  $    22  $     8
      4.00 - 4.99%....      403      229      913
      5.00 - 5.99%....   36,786   22,909   20,863
      6.00 - 6.99%....    8,988    5,362    7,222
      7.00 - 7.99%....    2,416    2,381    2,230
      8.00 - 8.99%....    3,906    3,736    3,590
      9.00% and over..       22       --       --
                        -------  -------  -------
         Total........  $53,188  $34,639  $34,826
                        =======  =======  =======


        The following table sets forth the amount and maturities of time deposits at September 30, 1998.

                                                Amount Due                                         Percent
                         ---------------------------------------------------------                 of Total
                         Less Than     1-2         2-3         3-4       After                     Certificate
                         One Year     Years       Years       Years      4 Years        Total      Accounts
                        ----------  ---------   ---------   ----------  -----------   ----------  -----------
                                                         (In Thousands)
   3.00 - 3.99%           $   667   $      --   $      --   $       --  $        --    $   667       1.25%
   4.00 - 4.99%               403          --          --           --           --        403        .76
   5.00 - 5.99%            26,116       7,359       2,612          264          977     37,328      70.18
   6.00 - 6.99%             1,313       2,014       2,403        1,371        1,495      8,596      16.16
   7.00 - 7.99%               388         660       1,154           27           37      2.266       4.26
   8.00 - and over            22-           -       3,906           --           --      3,928       7.39
                          -------     -------     -------   ----------  -----------    -------     ------
    Total                 $28,909     $10,033     $10,046       $1,646       $2.509    $53,188     100.00%
                          =======     =======     =======   ==========  ===========    =======     ======

          DEPOSIT ACTIVITIES. The following table sets forth the deposit activities of the Company for the periods indicated.


                                                         Year Ended September 30,
                                                     ---------------------------------
                                                       1998        1997        1996
                                                      -------     -------     -------
                                                              (In Thousands)
Beginning balance.................................    $42,694     $42,237     $42,401
                                                      -------     -------     -------
Deposits acquired in the acquisition
 of Lafayette County Bank.........................     31,355         ---         ---
Net deposits (withdrawals)
 before interest credited.........................       (777)     (1,220)     (1,765)
Interest credited.................................      3,492       1,677       1,601
                                                      -------     -------     -------
Net increase (decrease) in
 deposits.........................................     34,070         457        (164)
                                                      -------     -------     -------
Ending balance....................................    $76,764     $42,694     $42,237
                                                      =======     =======     =======


     BORROWINGS. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company's banking subsidiaries are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

          The Company had average advances totalling $307,000 during the year ended September 30, 1998. The following table sets forth the amount and maturity of advances at September 30, 1998:

        Advance        Interest                  Maturity
         Date            Rate      Amount           Date
      March 15, 1994     6.30%     $ 35,000     March 15, 1999
      March 15, 1994     6.50%       35,000     March 15, 2000
      March 15, 1994     6.70%       35,000     March 15, 2001
      March 15, 1994     6.80%       35,000     March 15, 2002
                                   --------
                                   $140,000
                                   ========

During the years ended September 30, 1997 and 1996, B&L Bank had no borrowings from the FHLB-Des Moines.

                                   REGULATION

GENERAL

     B&L Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. As a state bank that is not a member of the Federal Reserve, Lafayette County Bank is subject to extensive regulation, examination and supervision by the State of Missouri and the FDIC. These laws and regulations delineate the nature and extent of the activities in which depository institutions may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Banks' relationship with their depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Banks' mortgage documents. The Banks must file reports with their regulators concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by regulatory authorities to review the Banks' compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies could have a material adverse impact on the Banks and their operations.

FEDERAL REGULATION

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. B&L Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. B&L Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $412,600 at September 30, 1998. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds:BIF and the SAIF. As insurer of the Banks' deposits, the FDIC has examination, supervisory and enforcement authority over the Banks.

     B&L Bank's accounts are insured by the SAIF and Lafayette County Bank's deposits are insured by the BIF, each to the maximum extent permitted by law. The Banks pay deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including B&L Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of B&L Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Banks.

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

     PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (Regulatory authorities may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

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

     At September 30, 1998, the Banks were categorized as "well capitalized" under the applicable prompt corrective action regulations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate regulatory authority determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Federal regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the institution may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the institution may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the institution shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the institution shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, B&L Bank was in compliance with the QTL test.

     OTS CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation-- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

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

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and
                               ----
outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of B&L Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     FDIC CAPITAL REQUIREMENTS. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, Lafayette County Bank had a Tier 1 leverage capital ratio of 7.47% as of September 30, 1998.

     The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

     FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require B&L Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.
The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement)
                       ----
at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close B&L Bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     B&L Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of B&L Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, B&L Bank's regulatory limit on loans to one borrower was $1.8 million. At September 30, 1998, B&L Bank's largest aggregate amount of loans to one borrower was $1.0 million.

     ACTIVITIES OF SAVINGS ASSOCIATIONS AND THEIR SUBSIDIARIES. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

     FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

          As an insured state-chartered bank, Lafayette County Bank may not, directly or indirectly, lend to any one borrower an amount or amounts which exceed 20% of its unimpaired capital, which consist of common stock, capital surplus, retained earnings and reserves. At September 30, 1998, Lafayette County Bank's lending limit to any one borrower was $ 640,000. At September 30, 1998, the largest aggregate amount of loans to one borrower, less any governement guarantees, was $ 268,000.

     TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Banks' authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Banks may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     FEDERAL RESERVE SYSTEM. Regulation D of the Federal Reserve Board requires all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.7 million of transaction accounts, of which the first $4.3 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of September 30, 1998, Lafayette County Bank met its reserve requirements.

     COMMUNITY REINVESTMENT ACT. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

BANK HOLDING COMPANY REGULATION

     GENERAL. Upon consummation of the acquisition of Lafayette County Bank the Company become a bank holding company. Bank holding companies are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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


                                    TAXATION

FEDERAL TAXATION

     GENERAL. The Company reports its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see Note H of Notes to Consolidated Financial Statements.

     BAD DEBT RESERVE. Historically, savings institutions such as B&L Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. B&L Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on B&L Bank's actual loss experience, or a percentage equal to 8% of B&L Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to B&L Bank's loss experience, B&L Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, B&L Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" Bank (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     DISTRIBUTIONS. To the extent that B&L Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if B&L Bank's loan portfolio decreased since
December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in B&L Bank's taxable income. Nondividend distributions include distributions in excess of B&L Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of B&L Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from B&L Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, B&L Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. B&L Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax is paid.

     DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     AUDITS. There have not been any Internal Revenue Service audits of B&L Bank's or Lafayette County Bank's Federal income tax returns during the past five years.

STATE TAXATION

     MISSOURI TAXATION. Missouri-based institutions, such as B&L Bank and Lafayette County Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on financial institutions, on their property, capital or income, except taxes on tangible personal property owned by B&L Bank or Lafayette County Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, B&L Bank and Lafayette County Bank are entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri-based financial institutions are not subject to the regular corporate income tax.

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

COMPETITION

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Company operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 1998, there were 11 commercial banks, including Lafayette County Bank, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Company has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Company competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Company's future growth and earnings prospects.

PERSONNEL

     As of September 30, 1998, the Company had 27 full-time and 6 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 1998.


Name                     Age(1)    Position
----                     ------    --------

Erwin Oetting, Jr.          58     President and Chief Executive Officer

E. Steva Vialle             47     Executive Vice President, Chief Operating Officer, and Secretary

William J. Huhmann          59     Senior Vice President and Chief Financial Officer

Mark D. Summerlin           38     Senior Vice President

Terry L. Thompson           45     Vice President

     The following table sets forth certain information regarding the executive officers of B&L Bank and Lafayette County Bank


Name                      Age(1)   Position
----                      ------   --------

B&L Bank:

Erwin Oetting, Jr.           58     President and Chief Executive Officer

E. Steva Vialle              47     Executive Vice President, Chief Operating Officer and Secretary

Kathryn M. Swafford          36     Vice President and Treasurer

Mark D. Summerlin            38     Vice President

Lafayette County Bank:

William J. Huhmann           59     Chairman and Chief Financial Officer

Terry L. Thompson            45     President and Chief Executive Officer

Donald L. Coen               60     Executive Vice President

Carol Summerlin              58     Senior Vice President and Cashier

Kirk Craven                  36     Vice President


------------------------
(1)  As of September 30, 1998.

     Erwin Oetting, Jr. has been employed as an officer of the B&L Bank since 1960 and has been President and Chief Executive Officer since 1985. He is a member of the LIDC Authority, the Lexington Housing Authority, the Lexington Chamber of Commerce, and the Lexington Police Board and a trustee of Wentworth Military Academy.

     E. Steva Vialle has been employed by the B&L Bank since 1984 and has been Executive Vice President, Chief Operating Officer and Secretary since 1994. He is a member of the Lexington Industrial Development Corporation, the Lexington Zoning Board and the Lexington Board of Adjustments.

          William J. Huhmann has been employed by Lafayette County Bank since 1991 and has been Chairman of the Board and Chief Financial Officer since that date. He is a member of the American Institute of CPA's and the Missouri Society of CPA's.

     Mark D. Summerlin has been employed by the B&L Bank since 1985. He is a member of the Rotary Club, the Lexington Park Board, the Chamber of Commerce, the Knights of Columbus and the Wentworth Country Club Board.

          Terry L. Thompson has been employed by Lafayette County Bank since 1989. He is member of the Rotary Club, Lexington R-V School Board and serves on several committees of the Missouri Bankers Association.

          Donald L. Coen has been employed by Lafayette County Bank since 1990. He is on the Board of Charles Lyons Foundation and the Lexington Historical Society.

          Carol Summerlin has been employed by Lafayette County Bank since 1979. She is a member of the Lexington Women's Club and the Lexington Chamber of Commerce.

          Kathryn M. Swafford has been employed by B&L Bank since 1984. She is a member of the Lexington Park Board.

         Kirk Craven has been employed by Lafayette County Bank since 1991.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     B&L Bank owns its main office located at 919 Franklin Avenue, Lexington, Missouri. The office was opened in 1960 and its size is approximately 3,500 square feet. In addition to Lafayette County Bank's home office located at Highway 13 and 20th Street, Lexington, Missiouri, it has two other branch
offices located in Wellington and Callao, Missouri.   The Lexington office is a
modern banking office constructed in 1982 and contains approximately 8,000 square feet. The branch office in Wellington was constructed around 1920 and has been remodeled several times and contains approximately 5,000 square feet. The Callao office was constructed around 1930 and has approximately 4,000 square feet. All banking offices are owned and have vaults and contain rental safe
deposit boxes.   At September 30, 1998, the net book value of the Company's premises and equipment (land, building and improvements, furniture and equipment) was $956,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties on which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS OR PLAN OF OPERATIONS
          -------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 6 of the Annual Report is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     (a)  Financial Statements
          Independent Auditor's Report*
          Consolidated Statements of Financial Condition as of September 30,
            1998 and 1997*
          Consolidated Statements of Stockholders' Equity for the Years Ended
            September 30, 1998, 1997 and 1996*
          Consolidated Statements of Income for the Years Ended
            September 30, 1998, 1997 and 1996*
          Consolidated Statements of Cash Flows for the Years Ended
            September 30, 1998, 1997 and 1996*
          Notes to the Consolidated Financial Statements*

  * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          ------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" contained in the Bank's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b) Security Ownership of Management

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (c) Changes in Control

         The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information set forth under the section captioned "Proposal I -- Election of Directors -- Certain Transactions with the Bank" in the Proxy Statement is incorporated herein by reference.

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

___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LEXINGTON B & L FINANCIAL CORP.



Date:  December 24, 1998         By: /s/ Erwin Oetting, Jr.
                                    ______________________________________
                                    Erwin Oetting, Jr.
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                               TITLE                     DATE
----------                               -----                     ----
/s/ Erwin Oetting, Jr.   President, Chief Executive Officer   December 24, 1998
-----------------------  and Director (Principal Executive
Erwin Oetting, Jr.       Officer)

/s/ E. Steva Vialle      Executive Vice President, Chief      December 24, 1998
-----------------------  Operating Officer, Secretary
E. Steva Vialle          and Director

/s/ William J. Huhmann   Senior Vice President and Chief      December 24, 1998
-----------------------  Financial Officer (Principal
William J. Huhmann       Financial and Accounting Officer)


/s/ Steve Oliaro         Director                             December 24, 1998
-----------------------
Steve Oliaro


/s/ Norman Vialle        Director                             December 24, 1998
-----------------------
Norman Vialle


/s/ Charles R. Wilcoxon  Director                             December 24, 1998
-----------------------
Charles R. Wilcoxon


/s/ Glenn H. Twente      Director                             December 24, 1998
---------------------
Glenn H. Twente
