Form 10QSB
period 1998-12-31
LEXINGTON B & L FINANCIAL CORP
filed 1999-02-16
CIK 1008598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------
                                  FORM 10-QSB
                          ---------------------------



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending    December 31, 1998
                                -----------------------

                                 or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number             0-28120
                       ------------------------------------------


                        Lexington B & L Financial Corp.
                        -------------------------------


              Missouri                                    43-1739555
    -------------------------------                  ---------------------
(State or other jurisdiction of I.R.S.                 (I.R.S. Employer)
Employer Incorporation or organization)               Identification No.)


  919 Franklin Avenue,  Lexington, Mo                         64067
---------------------------------------               -----------------------
(Address of principal executive offices)                    (Zip Code)

            816-259-2247
  ------------------------------------
    (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X      No
                      ---------    ----------


As of February 9, 1999, there were 1,008,645 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                   Yes           No    X
                      ---------    ----------

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                               DECEMBER 31, 1998


INDEX                                                           PAGE
-------                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                  1

  CONSOLIDATED STATEMENTS OF INCOME                               2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                           3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                 4

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    5-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS              10-14


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                       15

ITEM 2 - CHANGES IN SECURITIES                                   15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                         15

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS       15

ITEM 5 - OTHER INFORMATION                                       15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        15

SIGNATURES

                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)



                                                                                           December 31,   September 30,
                                                                                              1998            1998
                                                                                           ----------------------------
                                                                                                    (Unaudited)

ASSETS

Cash and due from banks                                                                     $  2,189         $ 1,890
Interest-bearing deposits                                                                     11,635           7,095
Investment securities                                                                          2,218           2,373
  Available-for-sale, at fair value
  Held-to-maturity (estimated market value of $19,154
   at December 31, 1998 and $15,189 at September 30, 1998)                                    18,944          14,965
Federal funds sold                                                                             2,375             975
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                           520             520
Loans receivable (allowance for loan losses of $601 at December 31,
  1998 and $599 at September 30, 1998)                                                        60,428          62,315
Premises and equipment                                                                         1,011             956
Cost in excess of net assets acquired                                                            993           1,012
Other assets                                                                                   1,669           1,660
                                                                                            --------         -------

TOTAL ASSETS                                                                                $101,982         $93,761
                                                                                            ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits                                                                                   $79,791         $76,764
  Advances from borrowers for taxes and insurance                                                 24             166
  Advances from FHLB                                                                           5,288             140
  Notes payable                                                                                  368             368
  Dividend payable                                                                               151             ---
  Other liabilities                                                                              706             730
                                                                                             -------         -------
TOTAL LIABILITIES                                                                             86,328          78,168

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value per share; 500,000 shares authorized, none outstanding           ---             ---
Common stock, $.01 par value per share; 8,000,000 shares authorized,
  1,265,000 issued and outstanding at December 31, 1998 and September 30, 1998                    13              13
Additional Paid-in capital                                                                    12,266          12,261
Retained earnings - substantially restricted                                                   8,540           8,547
Unearned ESOP shares                                                                            (741)           (767)
Unearned MRDP shares                                                                            (305)           (354)
Treasury stock at cost (256,315 shares at December 31, 1998 and September 30, 1998)           (4,130)         (4,130)
Accumulated other comprehensive income                                                            11              23
                                                                                            --------         -------
TOTAL STOCKHOLDERS' EQUITY                                                                    15,654          15,593
                                                                                            --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $101,982         $93,761
                                                                                            ========         =======

See accompanying notes to Consolidated Financial Statements

                        LEXINGTON B & L FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)



                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                 1998          1997
                                                                                 ------------------
                                                                                     (Unaudited)
Interest Income
 Mortgage loans                                                                 $  958        $1,065
 Other loans                                                                       370           313
 Investment securities and interest-bearing deposits                               393           344
 Federal funds sold                                                                 21            30
                                                                                ------        ------
TOTAL INTEREST INCOME                                                            1,742         1,752

Interest Expense
 Deposits                                                                          968           916
 Advances from FHLB                                                                 23             5
 Notes payable                                                                       9            12
                                                                                ------        ------
TOTAL INTEREST EXPENSE                                                           1,000           933
                                                                                ------        ------
NET INTEREST INCOME                                                                742           819

Provision for Loan Losses                                                           13             5
                                                                                ------        ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                729           814

Non-interest Income
  Service charges and other fees                                                    55            71
  Commissions, net                                                                  11            14
  Income from foreclosed assets                                                    ---             1
  Gain (loss) on sale of investments                                                 6            (1)
  Other                                                                             13            14
                                                                                   ---           ---
TOTAL NON-INTEREST INCOME                                                           85            99

Non-interest Expense
  Employee compensation and benefits                                               367           411
  Occupancy costs                                                                   49            41
  Advertising                                                                       14            11
  Data processing                                                                   28            26
  Federal insurance premiums                                                         8            11
  Other                                                                            129           126
                                                                                ------        ------
TOTAL NON-INTEREST EXPENSES                                                        595           626
                                                                                ------        ------
INCOME BEFORE INCOME TAXES                                                         219           287

Income Taxes                                                                        75           101
                                                                                ------        ------

NET INCOME                                                                       $ 144         $ 186
                                                                                ======        ======

Basic Earnings Per Share                                                        $ 0.16        $ 0.19
                                                                                ======        ======

Diluted Earnings Per Share                                                      $ 0.16        $ 0.18
                                                                                ======        ======

See accompanying notes to Consolidated Financial Statements

                        LEXINGTON B & L FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                 Three Months Ended
                                                                                                    December 31,
                                                                                                 1998         1997
                                                                                                 ---------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                     $    144     $   186
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                      23          24
   Amortization of premiums and discounts                                                             (1)         (3)
   Provisions for loan losses                                                                         13           5
   Amortization of cost in excess of net assets acquired                                              19          19
   ESOP shares released                                                                               30          44
   Loss (gain) on called securities held-to-maturity                                                  (6)          1
   Amortization of MRDP                                                                               50          88
   Amortization of salary continuation plan costs                                                     19          19
 Changes to assets and liabilities increasing (decreasing) cash flows
   Accrued interest receivable                                                                       (15)        (12)
   Other assets                                                                                       12          (1)
   Other liabilities                                                                                 (43)         41
                                                                                                --------     -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  245         411

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity/sale of  securities available-for-sale                                      190         246
  Proceeds from maturity/call of securities held-to-maturity                                       5,000       2,819
  Purchase of securities available-for-sale                                                         (324)        ---
  Purchase of  securities held-to-maturity                                                        (8,701)     (3,130)
  Net (increase) decrease in Federal funds sold                                                   (1,400)        675
  Loans originated, net of repayments                                                              1,874        (608)
  Purchase of premises and equipment                                                                 (78)       (229)
  Cash paid in the acquisition of Lafayette Bancshares, Inc.                                         ---      (1,235)
  Cash acquired in acquisition of Lafayette Bancshares, Inc.                                         ---       1,551
                                                                                                --------     -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              ( 3,439)         89

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                         3,028          89
  Net decrease in advances from borrowers for property taxes and insurance                          (143)       (147)
  Repayment of note payable                                                                          ---        (125)
  Proceeds from FHLB advances                                                                      5,150         ---
  Repayment of FHLB advances                                                                          (2)        ---
  Purchase of treasury stock                                                                         ---        (555)
                                                                                                --------     -------
NET CASH USED IN FINANCING ACTIVITIES                                                              8,033        (738)
                                                                                                --------     -------
NET INCREASE (DECREASE) IN CASH                                                                    4,839        (238)

Cash and cash equivalents, beginning of period                                                     8,985       6,818
                                                                                                --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 13,824     $ 6,580
                                                                                                ========     =======



See accompanying notes to Consolidated Financial Statements

                         LEXINGTON B & L FINANCIAL CORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                                   Accumulated
                                                  Additional            Unearned      Other      Unearned                Total
                                           Common  Paid-In    Retained   ESOP     Comprehensive    MRDP    Treasury  Stockholders'
                                           Stock   Capital    Earnings  Shares       Income       Shares    Stock       Equity
                                           -----   -------    --------  ------       ------       ------    ------      ------
                                                                             (Unaudited)

Balance at September 30, 1997            $    13   $12,116  $  8,225    $(869)        $ 29       $ (656)   $(3,206)     $15,652

Net income..............................     ---       ---       658      ---          ---          ---        ---          658
Release of ESOP shares..................     ---        64       ---      102          ---          ---        ---          166
Change in unrealized gain (loss)
  on securities.........................     ---       ---       ---      ---           (6)         ---        ---           (6)
Repurchase of common stock..............     ---       ---       ---      ---          ---          ---     (2,390)      (2,390)
Amortization of MRDP....................     ---       ---       ---      ---          ---          302        ---          302
Dividend declared ($.30 per share)......     ---       ---      (336)     ---          ---          ---        ---         (336)
Record acquisition of Lafayette
 County Bank............................     ---        81       ---      ---          ---          ---      1,466        1,547
                                         --------  -------  --------    -----         -----      ------     ------        -----

Balance at September 30, 1998...........      13    12,261     8,547     (767)          23         (354)    (4,130)      15,593

Net income..............................     ---       ---       144      ---          ---          ---        ---          144
Release of ESOP shares..................     ---         5       ---       26          ---          ---        ---           31
Change in unrealized gain (loss)
  on securities.........................     ---       ---       ---      ---          (12)         ---        ---          (12)
Repurchase of common stock..............     ---       ---       ---      ---          ---          ---        ---          ---
Amortization of  MRDP...................     ---       ---       ---      ---          ---           49        ---           49
Dividend declared ($.15 per share)......     ---       ---       ---      ---          ---          ---        ---         (151)
                                         -------   -------  --------    -----        -----       ------   --------       ------

Balance at December 31, 1998...........  $    13   $12,266  $  8,540    $(741)        $ 11       $ (305)   $(4,130)     $15,654
                                         =======   =======  ========    =====         ====       ======   ========      =======




See accompanying notes to Consolidated Financial Statements.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A--Basis of Presentation
-----------------------------


The consolidated interim financial statements as of December 31, 1998 and for the period then ended include the accounts of Lexington B & L Financial Corp. and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B&L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1998, interim financial statements. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of December 31, 1998, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1998 and for the year then ended included in the Registrant's 1998 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1998 Annual Report to Shareholders to which reference is made.

In November 1998 the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc., with a capitalization of $500,000. The mortgage banking subsidiary will operate within the markets served by the Company's subsidiary banks originating residential mortgages for sale into the secondary mortgage market.

NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):


                                                  Three Months Ended
                                                     December 31,
                                                    1998      1997
                                                  ------     -----
Balance, September 30........................     $  599     $ 221
 Allowance for loan losses of acquired bank..         --       392
 Provision for loan losses...................         13         5
 Recoveries on loans charged-off.............          2         3
 Charge offs.................................        (13)      (29)
                                                  ------     -----
Balance, December 31.........................     $  601     $ 592
                                                  ======     =====


At December 31, 1998, non-performing assets were $803,000, which was 1.31% of total loans and .79% of total assets. This balance consisted of $736,000 in loans not accruing interest and $67,000 in loans past due 90 days or more and still accruing interest.

NOTE C--Investment Securities
-----------------------------

Investment securities, consist of the following at December 31, 1998 and September 30, 1998 (in thousands):


                                                    December 31,   September 30,
                                                        1998           1998
                                                    ------------   -------------
Available-for-Sale, at fair value:
   U.S. Government and federal agency obligations...  $ 2,218        $ 2,373
                                                      -------        -------
Held-to-Maturity, at amortized cost:
   U.S. Government and federal agency obligations...  $15,935        $13,044
   State and municipal obligations..................    3,009          1,921
                                                      -------        -------
               Total held-to-maturity...............  $18,944        $14,965
                                                      -------        -------

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE D--Earnings Per Share
--------------------------

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS:



                                                                                  Three Months ended
                                                                                     December 31,
                                                                                    1998       1997
                                                                                  ------------------
                                                                                  (In thousands, except
                                                                                   per share amounts)
Basic earnings per share:
  Income available to common stockholders.....................................    $  144       $  186
                                                                                  ======       ======

  Average common shares outstanding...........................................       892          974
                                                                                  ======       ======

  Basic earnings per share....................................................    $ 0.16       $ 0.19
                                                                                  ======       ======
Diluted earnings per share:

  Income available to common stockholders.....................................    $  144       $  186
                                                                                  ======       ======

  Average common shares outstanding...........................................       892          974
  Dilutive potential common shares outstanding due to common stock options and
      awards..................................................................        24           37
                                                                                  ------       ------
  Average number of common shares and dilutive potential shares
      outstanding.............................................................       916        1,011
                                                                                  ======       ======
  Diluted earnings per
       share..................................................................    $ 0.16       $ 0.18
                                                                                  ======       ======

NOTE E--Statement of  Comprehensive Income
------------------------------------------

In June 1997, the FASB issued SFAS No 130 "Reporting Comprehensive Income" which requires the reporting and display of comprehensive income, defined as the change in equity (net assets) of a business enterprise from transactions and other events and circumstances from nonowner sources. This Statement is effective for fiscal years beginning after December 31, 1997. The adoption of this Statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company's reportable source of comprehensive income is from the unrealized holding gains (losses) on available-for-sale securities. The following sets forth the Statement of Comprehensive Income for the three month periods ending December 31, 1998 and 1997 (in thousands):


                                                                                        Statement of Comprehensive Income
                                                                                               Three Months Ended
                                                                                       -----------------------------------
                                                                                       December 31,           December 31,
                                                                                          1998                  1997
                                                                                         -----                  -----
                                                                                                  (Unaudited)
Net income                                                                               $ 144                   $186
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during the period                              (12)                    11
                                                                                         -----                   ----
 Comprehensive income                                                                    $ 132                   $193
                                                                                         =====                   ====


                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE F--Employee Stock Ownership Plan
-------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated
statements of financial condition.   Contributions to the ESOP shall be
sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $30,235 for the three months ended December 31, 1998 compared to $43,375 for the period ended December 31, 1997.

A summary of ESOP shares at December 31, 1998 is as follows:

Shares Allocated                      24,524

Shares released for allocation         2,556

Unreleased shares                     74,120
                                    --------
 TOTAL                               101,200
                                    ========

Fair value of unreleased shares     $852,380
                                    ========


NOTE G--Management Recognition and Development Plan
---------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and the B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At December 31, 1998 10,120 shares were vested. The Company recognized $49,651 and $88,341 as MRDP compensation expense for the three months ended December 31, 1998 and 1997, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE H--Stock Options
---------------------

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

NOTE I--Acquisition
-------------------

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

NOTE J--Year 2000
-----------------

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting the Year 2000 conversion goals. The Company has completed the assessment, analysis and planning phases of its Year 2000 plan and is well into the execution phase. The Company's comprehensive Year 2000 plan addresses all computer functions, such as those data processing applications processed in-house and those performed by third parties, and other non-computer critical functions, such as building facilities and security systems, to insure they will be operational when Year 2000 arrives.

As part of the plan, the Company identified those systems and business applications which are mission critical, that is, systems and business applications which, if they failed, would render the Company incapable of performing core business processes. As of December 31, 1998, renovation of such identified mission-critical applications processed in house are completed. For those mission-critical applications processed by the service bureau, the goal is to have them certified 2000 compliant by March 31, 1999.

In addition to Year 2000 compatibility of all the Company's applications, the Year 2000 plan addresses the relationship with loan customers, vendors and service providers, which if the failure of any of these parties to address Year 2000 issues could result in significant disruptions of business and costs to the Company. The Company has assessed such relationships which are considered to be material and from the responses received all third-party vendors and service providers are addressing their Year 2000 readiness. Third-party vendors and service providers were identified by an analysis of each banking operation performed.

As a part of the Company's Year 2000 business resumption contingency plan, provisions have been adopted to follow up on the progress of third-party vendors and service providers to ascertain their progress in achieving Year 2000
readiness.     Such follow   up provisions are summarized as follows:


                                                                                              Activating Contingency
                                                                        Follow up Date          Plan - Trigger Date
Third-party vendors:
 Mission-critical suppliers of data/software that interfaces
  with our mission-critical banking systems                             June 30, 1999            August 31, 1999

Service providers
 Mission-critical providers of utilities i.e. electric
  telephone, water and gas                                              June 30, 1999            September 30,1999



If progress is not satisfactory by trigger dates, the contingency plan dictates the Company is to pursue alternatives.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE J--Year 2000 Con't
-----------------------

All compliance certifications received to date have been reviewed and related software/hardware has been tested in-house to verify Year 2000 readiness. As future certifications are received they will be tested and verified.

In addition to the analysis of the core banking operations, loan officers reviewed the potential effect of Year 2000 on the Company's major commercial and multi-family borrowers. The results of the assessment showed that there was little or no exposure from any of the Company's large borrowers and no reserves were considered necessary.

Since all mission-critical software/hardware has been tested, Management's worst-case Year 2000 scenario is that it would be unable to operate such software/hardware because of electric or telephone failure. Management's plan to meet this contingency will be to print out all customer and banking records at December 31, 1999 and to manually post transactions until such power or telephone failures are restored.

The Company has not engaged any independent reviews to report on the Company's Year 2000 exposure. However the Company has used third-party proxy testing of mission-critical banking systems/hardware. Third-party proxy tests and our own independent tests on banking processes performed in-house have been completed. The results of those tests revealed that all mission-critical software/hardware is Year 2000 compliant. Mission-critical banking processes performed by service providers is currently being tested by third-party proxy test and is scheduled to be completed by March 31, 1999.

The Company estimates that its total costs for Year 2000 remediation will be approximately $131,000. Expenditures to date total approximately $80,000. Cost for hardware and software upgrade are the largest components of the total estimated costs. Personnel cost for the Company's own employees and outside proxy testing cost are included in the estimate of Year 2000 remediation. Year 2000 expenditures are expended as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Company.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

  The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 1998 and 1997 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1998.

  In November 1998, the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc. The mortgage banking subsidiary was capitalized with $500,000 and will be originating residential mortgages for resale in the secondary mortgage market. The operations of the new mortgage subsidiary are included in the accompanying operating income for the three months ended December 31, 1998.


  The following should be read in conjunction with the Company's 1998 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.



                                                                       Three Months Ended                 At
                                                                       ------------------      --------------------------
                                                                          December 31,         December 31, September 30,
                                                                       1998          1997         1998          1998
                                                                       ----          ----         ----          ----

Per Share Data
    Basic earnings per share.....................................    $  .16        $  .19
    Diluted earnings per share...................................       .16           .18
    Cash dividends...............................................       .15           .15
    Book value...................................................                                 $15.52        $15.46
Market price (closing price at end of period)....................                                 $11.50        $13.00

Selected Ratios
    Loans to deposits............................................                                  76.49%        81.96%
Allowance for loan losses to loans...............................                                    .98%          .95%
    Equity to total assets.......................................                                  15.35%        16.63%
    Return on equity.............................................      3.97%         5.37%
    Return on assets.............................................       .63%          .97%
    Efficiency ratio.............................................     69.77%        53.81%


Summary

  Consolidated net income for the three month period ended December 31, 1998 was $144,000; a $42,000 or 22.6% decline from the same period last year. Basic earnings per share of 16 cents declined 3 cents or 15.8% compared to the same period ended December 31, 1997. Diluted earnings per share decreased 2 cents from the 18 cents per share earned for the three month period ended December 31, 1997. The decrease in net income for the first quarter ended December 31, 1998 compared to the same period a year ago was the result of lower net interest earnings. Offsetting the effect of lower net interest earnings was a reduction in non-interest expense.

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

Analysis of change in net interest income


                                                                    Three Months Ended              Three Months Ended
                                                                 December 31, 1998 vs 1997      December 31, 1997 vs 1996
                                                                ----------------------------    -------------------------
                                                                   Change Due To                    Change Due To
                                                                   -------------                    -------------
                                                                Average     Average              Average   Average
                                                                Volume       Rate      Total     Volume     Rate    Total
                                                                ------       ----      -----     -------   -------  -----
Interest income:
   Loans..................................................      $( 24)      $( 26)     $(50)      $385     $  43    $428
   Investment securities & interest bearing deposits......         73        ( 24)       49        128         6     134
Federal funds sold........................................          4        ( 13)      ( 9)        15        15      30
                                                                 ----       -----      ----       ----     -----    ----
         Total interest income............................         53        ( 63)      (10)       528        64     592
Interest expense
   Deposits...............................................         29          23        52        372      ( 56)    316
   Advances from Federal Home Loan Bank of Des Moines.....         14           4        18          3         2       5
   Notes payable..........................................        ( 2)       (  1)      ( 3)         6         6      12
                                                                 ----       -----      ----       ----     -----    ----
         Total interest expense...........................         41          26        67        381      ( 48)    333
                                                                 ----       -----      ----       ----     -----    ----
Net interest income.......................................       $ 12       $( 89)     $(77)      $147     $ 112    $259
                                                                 ====       =====      ====       ====     =====    ====

  Total interest income for the three month period ended December 31, 1998
decreased $10,000 or 0.1%, from the comparable period a year ago.   Interest
expense for the three month periods ended December 31, 1998, increased $67,000
or 7.2% over the same period a year ago.    The following table provides
summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):


                                                            Three Months Ended            Three Months Ended
                                                             December 31, 1998              December 31, 1997
                                                      -----------------------------  ---------------------------
                                                               Interest                       Interest
                                                      Average   Income/     Yield/   Average   Income/   Yield/
                                                      Balance   Expense      Rate    Balance   Expense    Rate
                                                      -------   -------    --------  -------   -------  --------
Interest Earning Assets
 Loans..........................................       $61,959    $1,328      8.50%   $63,055    $1,378    8.67%
 Investment securities & interest
  bearing deposits..............................        27,281       393      5.72%    22,299       344    6.12%
 Federal funds sold.............................         2,074        21      4.02%     1,758        30    6.77%
                                                       -------    ------     -----    -------    ------   -----
    Total Earning Assets/Average Yield..........        91,314     1,742      7.57%    87,112     1,752    7.98%

Interest Bearing Liabilities
 Deposits......................................         72,481       968      5.30%    70,306       916    5.17%
 Advances from FHLB............................          1,595        23      5.72%       340         5    5.83%
 Notes payable.................................            388         9     10.00%       463        12   10.28%
                                                       -------    ------     -----    -------    ------   -----
   Total Interest Bearing
       Liabilities/Average Rate.................       $74,464     1,000      5.33%   $71,109       933    5.21%
                                                                  ------                         ------
Net Interest Income.............................                  $  742                         $  819
                                                                  ======                         =======
Net Interest Spread.............................                              2.24%                        2.77%
Net Interest Margin.............................                              3.22%                        3.73%


                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Net Interest Income-continued

  Net interest income for the three month period ended December 31, 1998 was
$742,000, a 9.4% decrease from the same period last year.   The decrease in net
interest income is due primarily to the deployment of excess funds into the stock repurchase program which reduced investment interest income. Also, the decrease can be attributed to a narrowing of the net interest spread which decreased 53 basis points in the quarter ended December 31, 1998 compared with the comparable period a year ago. The narrower net interest spread can be partly contributed to the temporary investment of new FHLB advances into short-term interest bearing deposits, which have a lower yield then the corporation's other earning assets. The increase in the cost of funds of 12 basis points also contributed to the narrower net interest spread. The increase in the cost of funds is the result of a shift in the mix of deposits to a large volume of certificates of deposits as customers seek ways to increase their return.

Risk Elements of Loan Portfolio

  Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):


                                                                        December 31,   September 30,
                                                                           1998           1998
                                                                           ----           ----
          Non-accrual loans.............................................  $ 736          $ 524
          Loans past due 90 days or more and still accruing interest....     67             57
          Foreclosed real estate and other repossessed assets...........      0              9
                                                                          -----          -----
                  Total non-performing assets...........................  $ 803          $ 590
                                                                          =====          =====

  Non performing assets at December 31, 1998  were  .79% of total assets,
compared to .63% of total assets at September 30, 1998.   Non-accrual loans at
December 31, 1998 consisted primarily of residence real estate loans, commercial and commercial real estate loans.

Provision for Loan Losses/Allowance for Loan Losses

  The provision for loan losses increased $8,000 for the three months ended December 31, 1998 compared to the same period a year ago. Loan charge offs totaled $13,000 for three month period ended December 31, 1998 compared to
$29,000 during the three month period ended December 31, 1997.   Loan recoveries
were $2,000 during the quarter ended December 31, 1998 and $3,000 for the
comparable period last year.   The allowance for loan losses at December 31,
1998 was $601,000 or .98% of outstanding loans compared to $599,000 or .95% at September 30, 1998.

Non-Interest Income

  Non-interest income for the three month period ended December 31, 1998 of $83,000 decreased $14,000 from the three month period ended December 31, 1997. The decrease in non-interest income resulted from a decrease in deposit service charges and insurance commissions.

Non-Interest Expense

  Non-interest expense of $595,000 decreased $31,000 or 5.0% from the same period last year. Salaries and benefit cost decreased $44,000 during the quarter ended December 31, 1998 from the same period last year primarily from a reduction in the cost of Management Recognition and Development Plan and the ESOP Plan. The Management Recognition Development Plan expense of $50,000 for the quarter ended December 31, 1998, decreased $38,000 compared to the same
period last year.   ESOP expense of $30,000 decreased $13,000 from amount
expensed in the three month period ended December 31, 1997.

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

  The primary source of liquidity for the Company's subsidiaries is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank, of which both bank subsidiaries are members. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable source of funds; deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

  Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines ("FLHB") and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

  At December 31, 1998, total stockholders' equity of $15,654,000 represented 15.3% of total assets compared to $15,593,000 or 16.6% of total assets at September 30, 1998 and exceed regulatory requirements and the Company's peer group average.


Liquidity and Capital Resources-continued

B & L Bank

  The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 32.3% at December 31, 1998. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

  The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 1998.

                                                      Minimum
                                      B & L Bank      Required
                                      Ratios at        Capital
                                  December 31, 1998    Ratios
                                  ------------------  ---------

    Risk-based capital...........        30.3%          8.0%
    Core capital.................        15.5%          3.0%
    Tangible capital.............        15.5%          1.5%


                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)
Lafayette County Bank

  The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (I) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summarizes Lafayette County Bank's capital ratios and ratios required by regulation at December 31, 1998.

                                                  Lafayette        Minimum
                                                 County Bank      Required
                                                  Ratios at        Capital
                                              December 31, 1998    Ratios
                                              ------------------  --------

Risk-based capital..........................         15.1%          8.0%
Tier 1 capital to net risk-weighted assets..         13.9%          4.0%
Tangible equity ratio.......................          7.6%          4.0%


                        LEXINGTON B & L FINANCIAL CORP.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Neither the Registrant nor its banking subsidiaries, B & L Bank or Lafayette County Bank, are a party to any material legal proceedings at this time. From time to time the Company's banking subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT 27 FINANCIAL DATA SCHEDULE

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Lexington B & L Financial Corp.


           Date 2/12/99                      By: /s/ William J. Huhmann
               -------------------               ---------------------------


           Date 2/12/99                      By: /s/ E. Steva Vialle
               -------------------               ---------------------------