Form 10QSB
period 1999-03-31
LEXINGTON B & L FINANCIAL CORP
filed 1999-05-13
CIK 1008598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                  FORM 10-QSB

                              ------------------



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 1999
                               --------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number             0-28120
                       -----------------------------------------

                        Lexington B & L Financial Corp.
                        -------------------------------

         Missouri                                                43-1739555
------------------------------------                        --------------------
(State or other jurisdiction of I.R.S.                       (I.R.S. Employer
Employer Incorporation or organization)                     Identification NO.)

  919 Franklin Avenue,  Lexington, Mo                                64067
----------------------------------------                    --------------------
(Address of principal executive offices)                        (Zip Code)

      816-259-2247
---------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No
                              ---------     ----------





As of May 12, 1999, there were 1,008,645 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                           Yes            No      X
                              ---------      -----------

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                 MARCH 31, 1999

INDEX                                                                       PAGE
-----                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               1

  CONSOLIDATED STATEMENTS OF INCOME                                            2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                              4

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 5-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           10-15


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                                    16

ITEM 2 - CHANGES IN SECURITIES                                                16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      16

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                    16

ITEM 5 - OTHER INFORMATION                                                    16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     16

SIGNATURES


                                          LEXINGTON B & L FINANCIAL CORP.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (Dollars in thousands)


                                                                               MARCH 31,       September 30,
                                                                                 1999              1998
                                                                                 ----              ----
 .                                                                            (Unaudited)

                    ASSETS

Cash and due from banks...............................................        $    2,336       $    1,890
Interest-bearing deposits.............................................             9,559            7,095
Investment securities
 Available-for-sale, at fair value....................................             3,130            2,373
 Held-to-maturity (estimated market value of $25,732
  at March 31, 1999 and $15,189 at September 30, 1998)................            25,546           14,965
Federal funds sold....................................................               650              975
Stock in Federal Home Loan Bank of Des Moines ("FHLB")................               535              520
Loans receivable, less allowance for loan losses of $596
 at March 31, 1999 and $599 at September 30, 1998.....................            62,068           62,315
Premises and equipment................................................             1,045              956
Foreclosed real estate................................................                36             --
Cost in excess of net assets acquired.................................               974            1,012
Other assets..........................................................             1,803            1,660
                                                                              ----------       ----------
                                                           TOTAL ASSETS       $  107,682       $   93,761
                                                                              ==========       ==========

                  LIABILITIES

Deposits..............................................................        $   85,493       $  76,764
Advances from borrowers for taxes and insurance.......................                78             166
Advances from FHLB....................................................             5,224             140
Notes payable.........................................................               368             368
Other liabilities.....................................................               666             730
                                                                              ----------       ---------

                                                      TOTAL LIABILITIES           91,829          78,168


             STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value per share; 500,000 shares
 authorized, none outstanding.........................................              --              --
Common stock, $.01 par value per share; 8,000,000 shares
 authorized, 1,265,000 issued and outstanding.........................                13              13
Additional paid-in-capital............................................            12,268          12,261
Retained earnings - substantially restricted..........................             8,664           8,547
Unearned ESOP shares..................................................              (715)           (767)
Unearned MRDP shares..................................................              (254)           (354)
Treasury stock at cost, 256,315 shares................................            (4,130)         (4,130)
Accumulated other comprehensive income................................                 7              23
                                                                              ----------       ---------

                                             TOTAL STOCKHOLDERS' EQUITY           15,853          15,593
                                                                              ----------       ---------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   107,682      $  93,761
                                                                              ===========      =========

See accompanying notes to Consolidated Financial Statements.






                                            LEXINGTON B & L FINANCIAL CORP.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands, except per share amounts)



                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               MARCH 31,                     MARCH 31,
                                                                           1999          1998           1999            1998
                                                                           ----          ----           ----            ----
                                                                               (Unaudited)                   (Unaudited)

INTEREST INCOME
 Mortgage loans...............................................         $    1,010      $    995      $    1,968      $    2,060
 Other loans..................................................                342           378             712             691
 Investment securities and interest-bearing deposits..........                504           343             897             692
 Federal funds sold...........................................                 23            30              44              55
                                                                       ----------      --------      ----------      ----------
                                                 TOTAL INTEREST INCOME      1,879         1,746           3,621           3,498

INTEREST EXPENSE
 Deposits.....................................................              1,010           908           1,978           1,824
 Advances from FHLB...........................................                 67             5              90              11
 Notes payables...............................................                  9            11              18              23
                                                                       ----------      --------      ----------      ----------
                                                TOTAL INTEREST EXPENSE      1,086           924           2,086           1,858
                                                                       ----------      --------      ----------      ----------
                                                   NET INTEREST INCOME        793           822           1,535           1,640
Provision for loan losses.....................................                 13             4              26               9
                                                                      -----------      --------      ----------      ----------
                                             NET INTEREST INCOME AFTER
                                            PROVISION FOR LOANS LOSSES        780           818           1,509           1,631
                                                                      -----------      --------      ----------      ----------

NON-INTEREST INCOME
 Service charges and other fees...............................                 58            50             112             121
 Commission, net..............................................                 26             7              37              21
 Income from foreclosed assets................................                 --            --               1               1
 Gain (loss) on sale of investments...........................                  1             1               7             --
 Other........................................................                 14            25              27              40
                                                                      -----------      --------      ----------      ----------

                                             TOTAL NON-INTEREST INCOME         99            83             184             183
                                                                      -----------      --------      ----------      ----------

NON-INTEREST EXPENSE
 Employee compensation and benefits...........................                394           421             761             832
 Occupancy costs..............................................                 51            48             100              90
 Advertising..................................................                  7            10              21              20
 Data processing..............................................                 32            30              60              56
 Federal insurance premiums...................................                  8            11              16              21
 Other........................................................                191           179             320             306
                                                                      -----------      --------      ----------      ----------
                                            TOTAL NON-INTEREST EXPENSE        683           699           1,278           1,325
                                                                      -----------      --------      ----------      ----------
                                            INCOME BEFORE INCOME TAXES        196           202             415             489
Income Taxes..................................................                 72            81             147             182
                                                                      -----------      --------      ----------      ----------
                                                            NET INCOME $      124      $    121      $      268      $      307
                                                                      ===========      ========      ==========      ==========

Basic Earnings Per Share......................................         $     0.14      $   0.12      $     0.30      $     0.31
                                                                      ===========      ========      ==========      ==========

Diluted Earnings Per Share....................................         $     0.14      $   0.12      $     0.30      $     0.30
                                                                      ===========      ========      ==========      ==========









See accompanying notes to Consolidated Financial
Statements.


                                           LEXINGTON B & L FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                    March 31,
                                                                                              1999          1998
                                                                                              ----          ----
                                                                                                 (Unaudited)
                    CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................................      $     268      $     307
Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation and amortization.......................................................             39             48
 Amortization of premiums and discounts..............................................              4             (1)
 Provisions for loan losses..........................................................             26              9
 Amortization of cost in excess of net assets acquired...............................             37             37
 ESOP shares released................................................................             59             86
 Loss (gain) on called securities held-to-maturity...................................              7           --
 Amortization of MRDP................................................................            100            177
 Amortization of salary continuation plan costs......................................             39             29
Changes to assets and liabilities increasing (decreasing) cash flows
 Accrued interest receivable.........................................................           (122)             5
 Other assets........................................................................            (15)           (57)
 Other liabilities...................................................................           (101)            16
                                                                                           ---------      ---------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          341            656

                          CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from maturity/sale of securities available-for-sale.........................            550            399
Proceeds from maturity/call of securities held-to-maturity...........................          8,069          6,564
Purchase of securities available-for-sale............................................         (1,324)           (93)
Purchase of securities held-to-maturity..............................................        (18,668)        (6,067)
Net (increase) decrease in Federal funds sold........................................            325           (150)
Loans originated, net of repayments..................................................            186           (244)
Purchase of premises and equipment...................................................           (128)          (246)
Cash paid in the acquisition of Lafayette Bancshares, Inc. ..........................           --           (1,245)
Cash acquired in acquisition of Lafayette Bancshares, Inc. ..........................           --            1,551
                                                                                           ---------      ---------
                              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (10,990)           469

            CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits.............................................................          8,729          2,041
Net decrease in advances from borrowers for property taxes and insurance.............            (88)           (92)
Repayment of notes payable...........................................................             --           (125)
Proceeds from FHLB advances..........................................................          5,150             --
Repayment of FHLB advances...........................................................            (66)            --
Dividends............................................................................           (151)          (168)
Purchase of FHLB stock...............................................................            (15)            --
Purchase of treasury stock...........................................................           --             (555)
                                                                                           ---------      ---------

                                    NET CASH USED IN FINANCING ACTIVITIES                     13,559          1,101
                                                                                           ---------      ---------
                                        NET INCREASE (DECREASE) IN CASH                        2,910          2,226

Cash and cash equivalents, beginning of period.......................................          8,985          6,818
                                                                                           ---------      ---------

                                    CASH AND CASH EQUIVALENTS, END OF PERIOD               $  11,895      $   9,044
                                                                                           =========      =========









See accompanying notes to Consolidated Financial Statements.




                                              LEXINGTON B & L FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                  (Dollars in thousands)



                                                                             Accumulated
                                             Additional            Unearned     Other      Unearned               Total
                                     Common   Paid-in    Retained    ESOP    Comprehensive   MRDP    Treasury  Stockholders'
                                     Stock    Capital    Earnings   Shares      Income      Shares     Stock      Equity
                                     -----    -------    --------   ------      ------      ------     -----      ------

BALANCE AT SEPTEMBER 30, 1997       $   13   $ 12,116    $ 8,225   $  (869)    $   29      $ (656)   $ (3,206)   $ 15,652

Net income..........................    --         --        658        --         --          --          --         658
Release of ESOP shares..............    --         64         --       102         --          --          --         166
Change in accumulative other
 comprehensive income...............    --         --         --        --         (6)         --          --          (6)
Repurchase of common stock..........    --         --         --        --         --          --      (2,390)     (2,390)
Amortization of MRDP................    --         --         --        --         --         302          --         302
Dividend declared ($.30 per share)..    --         --       (336)       --         --          --          --        (336)
Record acquisition of Lafayette
 County Bank........................    --         81         --        --         --          --       1,466       1,547
                                    ------   --------    -------   -------     ------      ------    --------    --------

BALANCE AT SEPTEMBER 30, 1998           13     12,261      8,547      (767)        23        (354)     (4,130)     15,593
(Unaudited)
Net income..........................    --         --        268        --         --          --          --         268
Release of ESOP shares..............    --          7         --        52         --          --          --          59
Change in accumulative other            --         --         --        --         --          --          --          --
 comprehensive income...............    --         --         --        --        (16)         --          --         (16)
Amortization of MRDP shares.........    --         --         --        --         --         100          --         100
Dividend declared ($.15 per share)..    --         --       (151)       --         --          --          --        (151)
                                    ------   --------    -------   -------     ------      ------    --------    --------

BALANCE AT MARCH 31, 1999           $   13   $ 12,268    $ 8,664   $  (715)    $    7      $ (254)   $ (4,130)   $ 15,853
                                    ======   ========    =======   =======     ======      ======    ========    ========





See accompanying notes to Consolidated Financial Statements.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of March 31, 1999 and for the period then ended include the accounts of Lexington B & L Financial Corp. and its wholly-owned subsidiaries, B & L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B & L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999, interim financial statements. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of March 31, 1999, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1998 and for the year then ended included in the Registrant's 1998 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1998 Annual Report to Shareholders to which reference is made.

In  November  1998 the  Company  formed a  mortgage  banking  subsidiary,  B & L
Mortgage, Inc., with a capitalization of $500,000. The mortgage banking subsidiary will operate within the markets served by the Company's subsidiary banks originating residential mortgages for sale into the secondary mortgage market.

NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):


                                                                                    Three Months Ended           Six Months Ended
                                                                                          March 31,                  March 31,
                                                                                     1999         1998          1999          1998
                                                                                     ----         ----          ----          ----
            Balance, beginning of period........................................... $ 601        $ 592        $  599         $  221
               Allowance for loan losses of acquired bank......................        --           --            --            392
               Provision for loan losses...........................................    13            4            26              9
               Recoveries on loans charged-off.....................................     2            9             4             13
               Charge offs.........................................................   (20)        (  6)          (33)           (36)
                                                                                     ----         ----           ---             --

            Balance, end of period................................................. $ 596        $ 599        $  596         $  599
                                                                                      ===          ===           ===            ===

At March 31, 1999, non-performing assets were $366,000, which was .58% of total loans and .34% of total assets. This balance consisted of $296,000 in loans not accruing interest, $40,000 of foreclosed / repossessed assets and $30,000 in loans past due 90 days or more and still accruing interest.

NOTE C--Investment Securities
-----------------------------

Investment securities, consist of the following at March 31, 1999 and September 30, 1998 (in thousands):

                                                                                                        March 31,     September 30,
                                                                                                          1999            1998
                                                                                                          ----            ----

      Available-for-Sale, at fair value:
                U.S. Government and federal agency obligations........................................  $  3,130           $ 2,373
                                                                                                         -------            ------

          Held-to-Maturity, at amortized cost:
                U.S. Government and federal agency obligations........................................  $ 21,268           $13,044
                State and municipal obligations.......................................................     4,278             1,921
                                                                                                         -------            ------
                        Total held-to-maturity........................................................  $ 25,546           $14,965
                                                                                                         -------            ------


                               LEXINGTON B & L FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Continued)


NOTE D--Earnings Per Share
--------------------------

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS (in thousands, except for per share amounts):

                                                                                           Three Months Ended      Six Months Ended
                                                                                                 March 31,             March 31,
                                                                                            1999        1998       1999       1998
                                                                                            ----        ----       ----       ----

Basic earnings per share:
   Income available to common stockholders............................................     $  124      $ 121      $ 268       $ 307

   Average common shares outstanding..................................................        892        987        892         982

Basic earnings per share..............................................................     $ 0.14      $0.12      $0.30       $0.31
                                                                                             ====       ====       ====         ===


Diluted earnings per share:
   Income available to common stockholders............................................     $ 124       $ 121      $ 268       $ 307

   Average common shares outstanding..................................................       892         987        892         982
   Dilutive potential common shares outstanding due to common stock options
        and awards....................................................................        23          39         19          38
                                                                                              --          --         --          --
   Average number of common shares and dilutive potential shares outstanding..........       915       1,026        911       1,020

Diluted earnings per share............................................................     $0.14       $0.12      $0.30       $0.30
                                                                                            ====        ====       ====        ====


NOTE E--Statement of  Comprehensive Income
------------------------------------------

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which requires the reporting and display of comprehensive income, defined as the change in equity (net assets) of a business enterprise from transactions and other events and circumstances from nonowner sources. This Statement is effective for fiscal years beginning after December 31, 1997. The adoption of this Statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company's reportable source of comprehensive income is from the unrealized holding gains (losses) on available-for-sale securities. The following sets forth the Statement of Comprehensive Income for the three and six month periods ending March 31, 1999 and 1998 (in thousands):


                                                                                      Three Months Ended      Six Months Ended
                                                                                          March 31,                March 31,
                                                                                      1999          1998      1999        1998
                                                                                      ----          ----      ----        ----
                                                                                                     (Unaudited)

Net income                                                                          $ 124         $ 121          $ 268      $  307
Other comprehensive income, net of tax:
    Unrealized holding gains (losses) arising during the period                       ( 4)          ( 9)           (16)        (20)
                                                                                     ----           ---            ---          --
 Comprehensive income                                                               $ 120         $ 112          $ 252       $ 287
                                                                                     ====           ===            ===         ===

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $28,545 and $58,780 for three and six months ended March 31, 1999, respectively, compared to $42,815 and $ 86,191 for the three and six months ended March 31, 1998, respectively.

A summary of ESOP shares at March 31, 1999 is as follows:

Shares Allocated                        24,524

Shares released for allocation           5,112

Unreleased shares                       71,564
                                     ---------

                         TOTAL         101,200
                                       =======

Fair value of unreleased shares      $ 773,607
                                     =========


NOTE G--Management Recognition and Development Plan
---------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and the B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At March 31, 1999, 10,120 shares were vested. The Company recognized $49,651 and $99,302 as MRDP compensation expense for the three and six months ended March 31, 1999, respectively, and $88,341 and $176,682 for the three and six months ended March 31, 1998, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

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

NOTE J--Year 2000
-----------------

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting the Year 2000 conversion goals. The Company has completed the assessment, analysis and planning phases of its Year 2000 plan and is well into the execution phase. The Company's comprehensive Year 2000 plan addresses all computer functions, such as those data processing applications processed in-house and those preformed by third parties, and other non-computer critical functions, such as building facilities and security systems, to insure they will be operational when Year 2000 arrives.

As  part  of the  plan,  the  Company  identified  those  systems  and  business
applications  which  are  mission  critical,   that  is,  systems  and  business
applications which, if they failed, would render the Company incapable of performing core business processes. As of March 31, 1999, renovation and certification of Year 2000 compliant of such identified mission-critical applications was completed.

In addition to Year 2000 compatibility of all the Company's applications, the Year 2000 plan addresses the relationship with loan customers, vendors and service providers, which the failure of any of these parties to address Year 2000 issues could result in significant disruptions of business and costs to the Company. The Company has assessed such relationships which are considered to be material and from the responses received all third-party vendors and service providers are addressing their Year 2000 readiness. Third-party vendors and service providers were identified by an analysis of each banking operation performed.

As a part of the Company's Year 2000 business resumption contingency plan, provisions have been adopted to follow up on the progress of third-party vendors and service providers to ascertain their progress in achieving Year 2000 readiness. Such follow up provisions are summarized as follows:

                                                                                                      Activating Contingency
                                                                                 Follow up Date          Plan- Trigger Date
     Third-party vendors:
        Mission-critical suppliers of data/software that interfaces
          with our mission-critical banking systems                              June 30, 1999             August 31, 1999
     Service providers:
        Mission-critical providers of utilities i.e. electric
          telephone, water and gas                                               June 30, 1999           September 30,1999

If progress is not satisfactory by trigger dates, the contingency plan dictates the Company is to pursue alternatives.

                               LEXINGTON B & L FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)


NOTE J --Year 2000 Cont
-----------------------

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

Since all mission-critical software/hardware has been tested , Management's worst-case Year 2000 scenario is that it would be unable to operate such software/hardware because of electric or telephone failure. Management's plan to meet this contingency will be to print out all customer and banking records at December 31, 1999 and to manually post transactions until such power or telephone failures are restored.

The Company has not engaged any independent reviews to report on the Company's Year 2000 exposure. However the Company has used third-party proxy testing of mission-critical banking systems/hardware. Third-party proxy tests and our own independent tests on banking processes performed in-house have been completed. The results of those tests revealed that all mission-critical software/ hardware is Year 2000 compliant. Mission-critical banking processes performed by service providers has been tested by third-party proxy tests and has been certified Year 2000 compliant.

The Company estimates that its total costs for Year 2000 remediation will be approximately $131,000. Expenditures to date total approximately $85,000. Cost for hardware and software upgrade are the largest components of the total estimated costs. Personnel cost for the Company's own employees and outside proxy testing cost are included in the estimate of Year 2000 remediation. Year 2000 expenditures are expensed as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Company.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1998.

     In November 1998, the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc. The mortgage banking subsidiary was capitalized with $500,000 and will be originating residential mortgages for resale in the secondary mortgage market. The operations of the new mortgage subsidiary are included in the accompanying operating income for the three and six months ended March 31, 1999.

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


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          MARCH 31,                       MARCH 31,
                                                      1999       1998                  1999       1998
                                                      ----       ----                  ----       ----

Per Share Data
 Basic earnings per share......................     $  0.14   $   0.12            $   0.30     $   0.31
 Diluted earnings per share....................     $  0.14   $   0.12            $   0.30     $   0.30
 Cash dividends................................          --         --            $     15     $   0.15
Selected Ratios
 Return on average assets......................        0.47%      0.52%               0.53%        0.66%
 Return on average stockholders' equity........        3.16%      2.87%               3.26%        3.66%
 Efficiency ratio..............................       74.55%     75.25%              72.25%       70.71%




                                                                                --------------AT---------------
                                                                                March 31,         September 30,
                                                                                 1999                 1998
                                                                                 ----                 ----

Book value.....................................                                $  15.72            $  15.46
Market price (closing price at end of period)..                                $  10.81            $  13.00
Selected Ratios
 Loans to deposits.............................                                   73.30%              81.96%
 Allowance for loan losses to loans............                                    0.95%               0.95%
 Equity to total assets........................                                   14.72%              16.63%


SUMMARY

Consolidated net income for the six month period ended March 31, 1999 was $268,000, a $39,000 decline or 12.7% from the same period last year. Basic earnings per share of 30 cents declined 1 cent or 3.2% from a year ago and diluted earnings per share were unchanged. The decrease in net income for the six month period can be attributed to lower net interest income which declined $105,000 and to a $17,000 increase in the provision for loan losses, offset by a $47,000 decline in non-interest expenses.

                       LEXINGTON B & L FINANCIAL CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


SUMMARY (CON'T)

Consolidated net income for the three month period ended March 31, 1999 was $124,000; a $3,000 or 2.5% increase over the same period last year. Basic earnings per share of 14 cents increased 2 cents or 16.7% compared to the same period ended March 31, 1998. Diluted earnings per share increased 2 cents from the 12 cents per share earned for the three month period ended March 31, 1998. The increase in net income for the quarter ended March 31, 1999 compared to the same period a year ago was the result of lower non-interest expense.

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



Analysis of change in net interest income

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           MARCH 31, 1999 VS 1998               MARCH 31, 1999 VS 1998
                                                                CHANGE DUE TO                        CHANGE DUE TO
                                                           AVERAGE      AVERAGE                  AVERAGE      AVERAGE
Analysis of change in net interest income                  VOLUME         RATE       TOTAL        VOLUME        RATE        TOTAL
                                                           ------         ----       -----        ------        ----        -----
Interest income:
  Loans.................................................  $    (42)    $     21    $     (21)    $   (69)    $    (2)    $     (71)
  Investment securities & interest bearing deposits            204          (43)         161         273         (68)          205
  Federal funds sold....................................        (9)           2           (7)         (4)         (7)          (11)
                                                          --------     --------    ---------     -------     -------     ---------
         Total interest income..........................       153          (20)         133         200         (77)          123
Interest expense
  Deposits..............................................       108           (6)         102         152           2           154
  Advances from FHLB....................................        63           (1)          62          81          (2)           79
  Notes payable.........................................        (2)           -           (2)         (5)          -            (5)
                                                          --------     --------     --------     -------     -------     ---------
          Total interest expense........................       169           (7)         162         228           -           228
                                                          --------     --------     --------     -------     -------     ---------
Net interest income.....................................       (16)         (13)  $      (29)    $   (28)    $   (77)    $    (105)
                                                          ========     ========     ========     =======     =======     =========



                                                 LEXINGTON B & L FINANCIAL CORP.
                                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                          (continued)

Analysis of change in net interest income

                                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      MARCH 31, 1998 VS 1997                     MARCH 31, 1998 VS 1997
                                                           CHANGE DUE TO                              CHANGE DUE TO
                                                       AVERAGE      AVERAGE                 AVERAGE      AVERAGE
Analysis of change in net interest income               VOLUME       RATE         TOTAL     VOLUME        RATE       TOTAL
                                                        ------       ----         -----     ------        ----       -----
Interest income:
  Loans...........................................     $   403     $    32      $   435     $   789     $    74    $    863
  Investment securities & interest bearing deposits        210         (72)         138         431        (154)        277
  Federal funds sold..............................          15          15           30          28          27          55
                                                       -------     -------      -------     -------     -------    --------
         Total interest income....................         628         (25)         603       1,248         (53)      1,195
Interest expense
  Deposits........................................         378         (38)         340         751         (75)        676
  Advances from FHLB..............................           3           2            5           6           5          11
  Notes payable...................................           5           6           11          11          12          23
                                                       -------     -------      -------     -------     -------    --------
          Total interest expense..................         386         (30)         356         768         (58)        710
                                                       -------     -------      -------     -------     -------    --------
Net interest income...............................     $   242     $     5      $   247     $   480     $     5    $    485
                                                       =======     =======      =======     =======     =======    ========



Total interest income for the three and six month periods ended March 31, 1999 increased $133,000 and $123,000, respectively, over the comparable periods a year ago. Interest expense for the three and six month periods ended March 31, 1999, increased $162,000 and $228,000, respectively, over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands).:



                                                                     SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                                      MARCH 31, 1999                      MARCH 31, 1998
                                                                         INTEREST                            INTEREST
                                                            AVERAGE      INCOME/    YIELD       AVERAGE       INCOME/      YIELD/
                                                            BALANCE      EXPENSE    RATE        BALANCE       EXPENSE       RATE
                                                            -------      -------    ----        -------       -------       ----

Interest Earning Assets
  Loans..............................................      $  61,982    $  2,680    8.67%     $  63,579     $   2,751      8.68%
  Investment securities & interest-bearing deposits           22,199         700    6.32%        18,344           587      6.42%
  Interest-bearing deposits..........................         10,217         197    3.87%         4,395           105      4.79%
  Federal funds sold.................................          1,838          44    4.80%         2,007            55      5.50%
                                                           ---------    --------    ----      ---------     ---------      ----
    Total Earning Assets/Average Yield...............         96,236       3,621    7.55%        88,325         3,498      7.95%
Interest Bearing Liabilities
  Deposits...........................................         76,088       1,978    5.21%        70,237         1,824      5.21%
  Advances from FHLB.................................          3,336          90    5.41%           340            11      6.49%
  Notes payable......................................            368          18   10.00%           473            23     10.00%
                                                           ---------    --------   -----      ---------     ---------     -----
     Total Interest Bearing Liabilities/Average Rate       $  79,792       2,086    5.25%     $  71,050         1,858      5.25%
                                                                        --------                            ---------
Net Interest Income..................................                   $  1,535                            $   1,640
                                                                       ========                            =========
Net Interest Spread..................................                               2.30%                                  2.70%
Net Interest Margin..................................                               3.20%                                  3.72%




                                         LEXINGTON B & L FINANCIAL CORP.
                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                   (continued)



NET INTEREST INCOME - CONTINUED

                                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                     MARCH 31, 1999                 MARCH 31, 1998
                                                                        INTEREST                       INTEREST
                                                              AVERAGE   INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/
                                                              BALANCE   EXPENSE     RATE     BALANCE   EXPENSE     RATE
                                                              -------   -------     ----     -------   -------     ----

Interest Earning Assets
  Loans...........................................          $  62,003  $  1,352     8.84%   $  63,927   $  1,373     8.71%
  Investment securities & interest-bearing deposits            25,895       401     6.28%      18,148        292     6.52%
  Interest-bearing deposits.......................             11,658       107     3.72%       4,528         51     4.57%
  Federal funds sold..............................              1,601        19     4.81%       2,210         30     5.50%
                                                            ---------  --------     ----    ---------   --------     ----
    Total Earning Assets/Average Yield............            101,157     1,879     7.53%      88,813      1,746     7.97%
Interest Bearing Liabilities

  Deposits........................................             79,335     1,010      5.16%     70,920        908     5.19%
  Advances from FHLB..............................              5,266        67      5.16%        340          5     5.96%
  Notes payable...................................                368         9     10.00%        463         11    10.00%
                                                            ---------  --------     -----   ---------   --------    -----
     Total Interest Bearing Liabilities/Average Rate        $  84,969     1,086      5.18%  $  71,723        924     5.22%
                                                                       --------                         --------
Net Interest Income...............................                     $    793                         $    822
                                                                       ========                         ========
Net Interest Spread.......................................                           2.35%                           2.75%
Net Interest Margin........................................                          3.18%                           3.75%


     Net interest income for the three and six month periods ended March 31, 1999 was $793,000 and $1,535,000, respectively, decreased $29,000 and
$105,000,respectively, from the same periods last year. The decrease in net interest income can be attributed to utilization of earning assets to repurchase the Company's common stock and a narrowing interest spread. The net interest spread declined 40 basis points in the quarter and six month periods ended March 31, 1999 compared with the comparable period a year ago. The narrower net interest spread can be partly attributed to competitive pressures which kept the Company from lowering interest rates paid on retail deposits. The cost of funds decreased 4 basis points during the quarter ended March 31, 1999 compared to the same period a year ago. For the six months ended March 31, 1999, the Company's cost of funds of 5.25% was unchanged from the comparable period last year.

RISK ELEMENTS OF LOAN PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                             March 31,      September 30,
                                                                               1999              1998
                                                                               ----              ----
         Non-accrual loans.................................................   $  296          $  524
         Loans past due 90 days or more and still accruing interest........       30              57
         Foreclosed real estate and other repossessed assets...............       40               9
                                                                                  --               -
               Total non-performing assets.................................   $  366          $  590
                                                                                 ===             ===


    Non-performing assets at March 31, 1999 were .34% of total assets, compared to .63% of total assets at September 30, 1998. Non-accrual loans at March 31, 1999 consisted primarily of residence real estate loans, commercial and commercial real estate loans.

                        LEXINGTON B & L FINANCIAL CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


PROVISION FOR LOAN LOSSES/ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses increased $9,000 and $17,000, respectively, for the three and six months ended March 31, 1999 compared to the same periods a year ago. Loan charge offs totaled $20,000 and $33,000 for the three and six month periods ended March 31, 1999 compared to $6,000 and $36,000, respectively, during the three and six month periods ended March 31, 1998. Loan recoveries were $4,000 for the six months ended March 31, 1999 compared to $13,000 for the same period last year. The allowance for loan losses at March 31, 1999 was $596,000 or .95% of outstanding loans compared to $599,000 or .95% at September 30, 1998.

NON-INTEREST INCOME

   Non-interest income for the three month period ended March 31, 1999 of $99,000 increased $16,000 over the three month period ended March 31, 1998. For the six month period ended March 31, 1999 non-interest income of $184,000 increased $1,000 over the $183,000 reported for the same period last year. The increase in non-interest income resulted from primarily from an increase in insurance commissions.

NON-INTEREST EXPENSE

     Non-interest expense of $683,000 and $1,278,000, respectively, for the three and six months ended March 31, 1999, decreased $16,000 and $47,000, respectively, from the comparable periods a year ago. Salaries and benefit cost decreased $27,000 and $71,000, respectively, during the three and six months ended March 31, 1999 from the same periods last year. The decrease in salaries and benefits is primarily from a reduction in the cost of Management Recognition and Development Plan and the ESOP Plan. The Management Recognition Development Plan expense decreased $39,000 and $77,000, respectively, during the quarter and six months ended March 31, 1999, compared to the same periods last year. ESOP expense decreased $14,000 and $27,000, respectively, during the three and six months ended March 31, 1999, from amount expensed in the comparable periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's subsidiaries, B & L Bank and Lafayette County Bank, must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities.

    The primary source of liquidity for the Company's subsidiaries is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank, of which both bank subsidiaries are members. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable sources of funds; deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines (FHLB) and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

    At March 31, 1999, total stockholders' equity of $15,853,000 represented 14.7% of total assets compared to $15,593,000 or 16.6% of total assets at
September 30, 1998. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

                       LEXINGTON B & L FINANCIAL CORP.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


LIQUIDITY AND CAPITAL RESOURCES-CONTINUED

B & L Bank

    The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 27.7% at March 31, 1999. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at March 31, 1999.


                                                                                           Minimum
                                                                    B & L Bank            Required
                                                                    Ratios at              Capital
                                                                  March 31, 1999            Ratios
                                                                  --------------            ------

           Risk-based capital...............................        30.1%                    8.0%
           Core capital.....................................        15.5%                    3.0%
           Tangible capital.................................        15.5%                    1.5%

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

                                                                  Lafayette                Minimum
                                                                 County Bank               Required
                                                                  Ratios at                Capital
                                                               March 31, 1998              Ratios
                                                                     --------              ------

           Risk-based capital...............................        14.2%                    8.0%
           Tier 1 capital to net risk-weighted assets.......        13.0%                    4.0%
           Tangible equity ratio............................         6.8%                    4.0%


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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders' of the Company ("Meeting") was held on January 26, 1999. The results of the vote on the matters presented at the Meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                                          Vote For                      Vote Withheld
                                                          --------                      -------------
     Erwin Oetting, Jr.                                   837,253                           96,050
     Steve Oliaro                                         838,103                           95,200

The terms of Directors Norman Vialle, Charles R. Wilcoxon, E Steva Vialle, and Glenn H. Tweete continued on after the meeting.

Broker non-votes totaled  -0-

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 27 FINANCIAL DATA SCHEDULE

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Lexington B & L Financial Corp.


             Date 5/10/99            By: /s/ Williams J. Huhmann
                  --------------         -----------------------------
                                         William J. Huhmann



             Date 5/07/99            By:  /s/ E. Steva Vialle
                  --------------          -----------------------------
                                          E. Steva Vialle