Form 10QSB
period 1999-06-30
LEXINGTON B & L FINANCIAL CORP
filed 1999-08-12
CIK 1008598

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-QSB
                          ---------------------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   June 30, 1999
                                ---------------

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

         Commission File Number             0-28120
                                ---------------------------------------

                        Lexington B & L Financial Corp.
             Missouri                                     43-1739555
----------------------------------------               -------------------
(State or other jurisdiction of I.R.S.                  (I.R.S. Employer
Employer Incorporation or organization)                Identification NO.)

  919 Franklin Avenue,  Lexington, Mo.                        64067
----------------------------------------               -------------------
(Address of principal executive offices)                    (Zip Code)


(Registrant's telephone number)   660-259-2247

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
      ---         ---

As of July 31, 1999, there were 1,008,645 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format
Yes          No    X
      ---         ---

                        LEXINGTON B & L FINANCIAL CORP.

                                  FORM 10-QSB
                                 JUNE 30, 1999


INDEX                                                                   PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                     3

       CONSOLIDATED STATEMENTS OF INCOME                                  4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                              5

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                             11-18


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                               19

ITEM 2 - CHANGES IN SECURITIES                                           19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 19

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS               19

ITEM 5 - OTHER INFORMATION                                               19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES

                                                 LEXINGTON  B & L FINANCIAL CORP.
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      (Dollars in thousands)

                                                                                                 June 30,           September 30,
                                                                                                   1999                 1998
                                                                                                 --------              -------
                                                                                                (Unaudited)
                                         ASSETS
Cash and due from banks...................................................................       $  1,747               $ 1,890
Interest-bearing deposits.................................................................          6,063                 7,095
Investment securities
Available-for-sale, at fair value.........................................................          7,471                 2,373
Held-to-maturity (estimated market value of $24,306
at June 30, 1999 and $15,189 at September 30, 1998........................................         24,847                14,965
Federal funds sold........................................................................              -                   975
Stock in Federal Home Loan Bank of Des Moines ("FHLB")....................................            535                   520
Loans receivable, less allowance for loan losses of $599
at June 30, 1999 and $599 at September 30, 1998...........................................         62,844                62,315
Premises and equipment....................................................................          1,078                   956
Cost in excess of net assets acquired.....................................................            956                 1,012
Other assets..............................................................................          2,024                 1,660
                                                                                                 --------               -------
                                                                              TOTAL ASSETS       $107,565               $93,761
                                                                                                 ========               =======

                                        LIABILITIES
Deposits..................................................................................       $ 85,020               $76,764
Advances from borrowers for taxes and insurance...........................................            130                   166
Advances from FHLB........................................................................          5,494                   140
Notes payable.............................................................................            273                   368
Other liabilities.........................................................................            848                   730
                                                                                                 --------               -------
                                                                         TOTAL LIABILITIES          91,765                78,168

                                   STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value per share; 500,000 shares
Authorized, none outstanding..............................................................              -                     -
Common stock, $.01 par value per share; 8,000,000 shares
Authorized, 1,265,000 issued and outstanding .............................................             13                    13
Additional paid-in-capital................................................................         12,271                12,261
Retained earnings - substantially restricted..............................................          8,661                 8,547
Unearned ESOP shares......................................................................           (690)                 (767)
Unearned MRDP shares......................................................................           (212)                 (354)
Treasury stock at cost, 256,315 shares....................................................         (4,130)               (4,130)
Accumulated other comprehensive income (loss).............................................           (113)                   23
                                                                                                 --------               -------
                                                                TOTAL STOCKHOLDERS' EQUITY         15,800                15,593
                                                                                                 --------               -------
                                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $107,565               $93,761
                                                                                                 ========               =======

See accompanying notes to Consolidated Financial Statements.



                                 LEXINGTON B & L FINANCIAL CORP
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in thousands, except per share amounts)

                                                                                        Three Months Ended   Nine  Months Ended
                                                                                             June 30,             June 30,
                                                                                          1999      1998       1999      1998
                                                                                        --------  ---------  --------  ---------
                                                                                            (Unaudited)          (Unaudited)
Interest Income

Mortgage loans........................................................................    $  940    $1,078     $2,884    $3,138
Other loans...........................................................................       345       280      1,057       972
Investment securities and interest-bearing deposits...................................       554       362      1,451     1,053
Federal funds sold....................................................................        11        30         55        85
                                                                                          ------    ------     ------    ------
                                                                 TOTAL INTEREST INCOME     1,850     1,750      5,447     5,248
Interest Expense

Deposits..............................................................................     1,026       935      3,004     2,759
Advances from FHLB....................................................................        67         5        157        16
Notes payables........................................................................         9        12         28        35
                                                                                          ------    ------     ------    ------
                                                                TOTAL INTEREST EXPENSE     1,102       952      3,189     2,810
                                                                                          ------    ------     ------    ------
                                                                   NET INTEREST INCOME       748       798      2,258     2,438
Provision for loan losses.............................................................         -        11         26        20
                                                                                          ------    ------     ------    ------
                                                             NET INTEREST INCOME AFTER
                                                            PROVISION FOR LOANS LOSSES       748       787      2,232     2,418
                                                                                          ------    ------     ------    ------
Non-interest Income

Service charges and other fees........................................................        61        80        173       201
Commission, net.......................................................................        26        15         64        37
Income from foreclosed assets.........................................................        --        (5)         1        (5)
Gain (loss) on sale of investments....................................................        --        --          7         1
Other.................................................................................        55         9        106        48
                                                                                          ------    ------     ------    ------
                                                             TOTAL NON-INTEREST INCOME       142        99        351       282
                                                                                          ------    ------     ------    ------
Non-interest Expense

Employee compensation and benefits....................................................       398       397      1,158     1,228
Occupancy costs.......................................................................        55        45        155       136
Advertising...........................................................................         6         8         26        28
Data processing.......................................................................        31        25         91        81
Federal insurance premiums............................................................         8        10         23        32
Other.................................................................................       158       171        481       476
                                                                                          ------    ------     ------    ------
                                                            TOTAL NON-INTEREST EXPENSE       656       656      1,934     1,981
                                                                                          ------    ------     ------    ------
                                                            INCOME BEFORE INCOME TAXES       234       230        649       719
Income Taxes..........................................................................        86        73        233       255
                                                                                          ------    ------     ------    ------
                                                                            NET INCOME    $  148    $  157     $  416    $  464
                                                                                          ======    ======     ======    ======
Basic Earnings Per Share..............................................................     $0.16     $0.16      $0.46     $0.47
                                                                                          ======    ======     ======    ======
Diluted Earnings Per Share............................................................     $0.16     $0.15      $0.46     $0.45
                                                                                          ======    ======     ======    ======

See accompanying notes to Consolidated Financial statements.


                                                  LEXINGTON B & L FINANCIAL CORP.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars in thousands)
                                                                                                              Nine  Months Ended
                                                                                                                   June 30,
                                                                                                               1999       1998
                                                                                                             --------    -------
                                                                                                                 (Unaudited)
                                CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................................................  $    416    $   464
Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation and amortization.............................................................................        62         73
 Amortization of premiums and discounts....................................................................        (9)        (7)
 Provisions for loan losses................................................................................        26         20
 Amortization of cost in excess of net assets acquired.....................................................        56         56
 ESOP shares released......................................................................................        87        128
 Gain (loss) on called securities held-to-maturity.........................................................         8          -
 Loss on sale of foreclosed real estate....................................................................         -          6
 Amortization of MRDP......................................................................................       143        252
 Amortization of salary continuation plan costs............................................................        59         56
 Other changes to assets and liabilities increasing (decreasing) cash flows, net...........................      (389)      (189)
                                                                                                             --------    -------
                                                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       459        859

                                CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturity/sale of securities available-for-sale...............................................     1,680      1,311
Proceeds from maturity/call of securities held-to-maturity.................................................     8,803      8,704
Purchase of securities available-for-sale..................................................................    (6,971)    (1,393)
Purchase of securities held-to-maturity....................................................................   (18,694)    (8,953)
Proceeds from sale of foreclosed real estate...............................................................         -         48
Net (increase) decrease in Federal funds sold..............................................................       975        900
Loans originated, net of repayments........................................................................      (555)      (503)
Purchase of premises and equipment.........................................................................      (184)      (279)
Cash paid in the acquisition of Lafayette Bancshares, Inc. ................................................         -     (1,245)
Cash acquired in acquisition of Lafayette Bancshares, Inc. ................................................         -      1,551
                                                                                                             --------    -------
                                                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (14,946)       141

                                CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits...................................................................................     8,256      2,707
Net decrease in advances from borrowers for property taxes and insurance...................................       (37)       (47)
Repayment of notes payable.................................................................................       (95)       (95)
Proceeds from FHLB advances................................................................................     6,600          -
Repayment of FHLB advances.................................................................................    (1,246)      (135)
Dividends paid.............................................................................................      (151)      (168)
Redemption (purchase) of FHLB stock........................................................................       (15)        58
Purchase of treasury stock.................................................................................         -       (555)
                                                                                                             --------    -------
                                                                      NET CASH USED IN FINANCING ACTIVITIES    13,312      1,765
                                                                                                             --------    -------
                                                                            NET INCREASE (DECREASE) IN CASH    (1,175)     2,765
Cash and cash equivalents, beginning of period.............................................................     8,985      6,818
                                                                                                             --------    -------
                                                                   CASH AND CASH EQUIVALENTS, END OF PERIOD  $  7,810    $ 9,583
                                                                                                             ========    =======
See accompanying notes to Consolidated Financial Statements.


                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)



                                                               Additional             Unearned
                                                       Common   Paid-in    Retained     ESOP
                                                       Stock    Capital    Earnings    Shares
                                                       ------  ----------  --------   --------
Balance at September 30, 1997                             $13     $12,116    $8,225      $(869)
Net income...........................................       -           -       658          -
Release of ESOP shares...............................       -          64         -        102
Change in accumulative other
 comprehensive income................................       -           -         -          -
Repurchase of common stock...........................       -           -         -          -
Amortization of MRDP.................................       -           -         -          -
Dividend declared ($.30 per share)...................       -           -      (336)         -
Record acquisition of Lafayette
 County Bank.........................................       -          81         -          -
                                                       ------  ----------  --------   --------

Balance at September 30, 1998........................      13      12,261     8,547       (767)
             (Unaudited)
Net income...........................................       -           -       416          -
Release of ESOP shares...............................       -          10         -         77
Change in accumulative other
 comprehensive income................................       -           -         -          -
Amortization of MRDP shares..........................       -           -         -          -
Dividend declared ($.30 per share)...................       -           -      (302)         -
                                                       ------  ----------  --------   --------

Balance at June 30, 1999.............................     $13     $12,271    $8,661      $(690)
                                                       ======  ==========  ========   ========




                                                        Accumulated
                                                           Other       Unearned                  Total
                                                       Comprehensive     MRDP     Treasury   Stockholders'
                                                          Income        Shares     Stock        Equity
                                                       -------------   --------   --------   -------------
Balance at September 30, 1997                                 $   29      $(656)   $(3,206)        $15,652
Net income...........................................              -          -          -             658
Release of ESOP shares...............................              -          -          -             166
Change in accumulative other
 comprehensive income................................             (6)         -          -              (6)
Repurchase of common stock...........................              -          -     (2,390)         (2,390)
Amortization of MRDP.................................              -        302          -             302
Dividend declared ($.30 per share)...................              -          -          -            (336)
Record acquisition of Lafayette
 County Bank.........................................              -          -      1,466           1,547
                                                       -------------   --------   --------         -------

Balance at September 30, 1998........................             23       (354)    (4,130)         15,593
             (Unaudited)
Net income...........................................              -          -          -             416
Release of ESOP shares...............................              -          -          -              87
Change in accumulative other
 comprehensive income................................           (136)         -          -            (136)
Amortization of MRDP shares..........................              -        142          -             142
Dividend declared ($.30 per share)...................              -          -          -            (302)
                                                       -------------   --------   --------         -------

Balance at June 30, 1999.............................         $(113)      $(212)   $(4,130)        $15,800
                                                       =============   ========   ========         =======

See accompanying notes to Consolidated Financial Statements.

                        LEXINGTON B & L FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation
The consolidated interim financial statements as of June 30, 1999 and for the period then ended include the accounts of Lexington B & L Financial Corp. and its wholly-owned subsidiaries, B & L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B&L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 1999, interim financial statements. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of June 30, 1999, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1998 and for the year then ended included in the Registrant's 1998 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1998 Annual Report to Shareholders to which reference is made.

In November 1998 the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc., with a capitalization of $500,000. The mortgage-banking subsidiary will operate within the markets served by the Company's subsidiary banks originating residential mortgages for sale into the secondary mortgage market.

NOTE B--Allowance for Loan Losses
The following is a summary of the allowance for loan losses (in thousands):

                                                                        Three Months Ended    Nine Months Ended
                                                                             June 30,             June 30,
                                                                         1999       1998       1999       1998
                                                                       ---------  ---------  ---------  --------

     Balance, beginning of period...................................      $ 596      $ 598      $ 599     $ 221
       Allowance for loan losses of acquired bank...................          -          -          -       391
       Provision for loan losses                                              -         11         26        20
       Recoveries on loans charged-off..............................         18          1         22        14
       Charge-offs..................................................        (15)       (11)       (48)      (47)
                                                                          -----      -----      -----     -----

    Balance, end of period..........................................      $ 599      $ 599      $ 599     $ 599
                                                                          =====      =====      =====     =====

At June 30, 1999, non-performing assets were $657,000, which was 1.04% of total loans and .61% of total assets. This balance consisted of $644,000 in loans not accruing interest and $13,000 in loans past due 90 days or more and still accruing interest.

NOTE C--Investment Securities
Investment securities, consist of the following at June 30, 1999 and September 30, 1998 (in thousands):


                                                                   June 30,     September 30,
                                                                     1999           1998
                                                                   --------       --------
Available-for-Sale, at fair value:
 U.S. Government and federal agencies obligations................   $ 7,471        $ 2,373
                                                                    =======        =======
Amortized cost...................................................   $ 7,641        $ 2,339
                                                                    =======        =======

Held-to-Maturity, at amortized cost:
 U.S. Government and federal agencies obligations................   $20,492        $13,044
 State and municipal obligations.................................     4,355          1,921
                                                                    -------        -------
  Total held-to-maturity.......................................     $24,847        $14,965
                                                                    =======        =======
Fair market value................................................   $24,306        $15,189
                                                                    =======        =======

                        LEXINGTON B & L FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE D--Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS (in thousands, except for per share amounts):

                                                                           Three Months Ended  Nine Months Ended
                                                                                June 30,           June 30,
                                                                             1999      1998      1999     1998
                                                                           --------  --------  --------  -------
Basic earning per share:
       Income available to common stockholders.........................       $ 148     $ 157     $ 416    $ 464
                                                                              =====     =====     =====    =====

       Average common shares outstanding...............................         899       989       895      983

       Basic earnings per share........................................       $0.16     $0.16     $0.46    $0.47
                                                                              =====     =====     =====    =====

Diluted earnings per share:
       Income available to common stockholders.........................       $ 148     $ 157     $ 416    $ 464
                                                                              =====     =====     =====    =====

       Average common shares outstanding...............................         899       989       895      983
       Dilative potential common shares outstanding due to common
          stock options and awards.....................................          18        37        14       37
                                                                              -----     -----     -----    -----
      Average number of common shares and dilutive potential shares
          outstanding..................................................         917      1026       909     1020
                                                                              -----     -----     -----    -----

      Dilutive earnings per share......................................       $0.16     $0.15     $0.46    $0.45
                                                                              =====     =====     =====    =====

NOTE E--Statement of  Comprehensive Income
In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which requires the reporting and display of comprehensive income, defined as the change in equity (net assets) of a business enterprise from transactions and other events and circumstances from nonowner sources. This Statement is effective for fiscal years beginning after December 31, 1997. The adoption of this Statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company's reportable source of comprehensive income is from the unrealized holding gains (losses) on available-for-sale securities. The following sets forth the Statement of Comprehensive Income for the three and nine month periods ending June 30, 1999 and 1998 (in thousands):

                                                                                    Statement of Comprehensive Income
                                                                                 Three Months Ended   Nine Months Ended
                                                                                 -------------------  ------------------
                                                                                      June 30,             June 30,
                                                                                   1999       1998      1999      1998
                                                                                 ---------  --------  ---------  -------
                                                                                            (Unaudited)

Net income.....................................................................     $ 148      $ 157     $ 416     $ 464
Other comprehensive income, net of tax:
    Unrealized holding gains (losses) arising during the period................      (120)         -      (136)        6
                                                                                    -----      -----     -----     -----
Comprehensive income...........................................................     $  28      $ 157     $ 280     $ 470
                                                                                    =====      =====     =====     =====

                        LEXINGTON B & L FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE F--Employee Stock Ownership Plan
In connection with its conversion to stock form, B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 101,200 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by B & L Bank, dividends received by the ESOP and any other earnings on ESOP assets. B & L Bank presently expects to contribute approximately $149,600, including interest, annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid in approximately 10 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 25% vested after each year of credited service beyond one year. Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to B & L Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $28,177 and $86,958 for three and nine months ended June 30, 1999, respectively, compared to $41,693and $ 127,884 for the three and nine months ended June 30, 1998, respectively.

A summary of ESOP shares at June 30, 1999 is as follows:

Shares Allocated                             24,524

Shares released for allocation                7,668

Unreleased shares                            69,008
                                           --------

                                TOTAL       101,200
                                           ========

Fair value of unreleased shares            $810,844
                                           ========

NOTE G--Management Recognition and Development Plan
Under the Company's Management Recognition and Development plan ("MRDP") 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and the B&L Bank. The awards will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At June 30, 1999, 20,240 shares were vested. The Company recognized $43,204 and $142,506 as MRDP compensation expense for the three and nine months ended June 30, 1999,respectively, and $75,444 and $252,126 for the three and nine months ended June 30, 1998, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                        LEXINGTON B & L FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE H--Stock Options
Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or the Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years.

NOTE I--Acquisition
On October 1, 1997, the Company acquired Lafayette Bancshares, Inc., the holding company for Lafayette County Bank, for $2,587,000 comprised of $1,039,000 in cash and 96,111 shares of stock valued at $1,548,000. In addition, the Company acquired the remaining minority interest of Lafayette County Bank for cash amounting to $196,000. Also, approximately $185,000 of expenses were incurred in connection with the acquisition. The transaction was accounted for under the purchase method of accounting, with $1,063,000 recorded as cost in excess of net assets acquired.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The discussion and analysis included herein covers material changes in results of operations during the three and nine month periods ended June 30, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1998.

In November 1998, the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc. The mortgage banking subsidiary was capitalized with $500,000 and has been originating residential mortgages for resale in the secondary mortgage market. The operations of B & L Mortgage, Inc. are included in the accompanying operating income for the three and nine months ended June 30, 1999.

The following should be read in conjunction with the Company's 1998 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                                          Three Months Ended         Nine  Months Ended
                                                               June 30,                   June 30,
                                                           1999       1998          1999            1998
                                                         ---------  ---------  --------------  --------------
Per Share Data
 Basic earnings per share..............................    $ 0.16     $ 0.16          $ 0.46          $ 0.47
 Diluted earnings per share............................    $ 0.16     $ 0.15          $ 0.46          $ 0.45
 Cash dividends .......................................    $ 0.15     $ 0.15          $ 0.30          $ 0.30
Selected Ratios
 Return on average assets..............................      0.55%      0.66%           0.54%           0.66%
 Return on average stockholders' equity................      3.73%      3.75%           3.53%           3.69%
 Efficiency ratio......................................     71.46%     70.90%          71.98%          70.77%
                                                                                ---------------At------------
                                                                                     June 30,     September 30,
                                                                                       1999            1998
                                                                                      ------          ------
Tangible book value ...................................                               $14.72          $14.46
Market price (closing price at end of period)..........                               $11.75          $13.00
Selected Ratios
 Loans to deposits.....................................                                74.62%          81.96%
 Allowance for loan losses to loans....................                                 0.94%           0.95%
 Equity to total assets................................                                14.69%          16.63%


Consolidated net income for the nine month period ended June 30, 1999 was $416,000, a decline of $48,000 or 10.3% from the same period last year. Diluted earnings per share increased 1 cent to 46 cents or 2.2% over a year ago. The decrease in net income for the nine month period can be attributed to lower net interest income, which declined $180,000, and to a $6,000 increase in the provision for loan losses, offset by a $47,000 decline in non-interest expenses and a $69,000 increase in non-interest income.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Summary (con't)
Consolidated net income for the three month period ended June 30, 1999 was $148,000, a decrease of $9,000 or 5.7% from the same period last year. Diluted earnings per share increased 1 cent to 16 cents per share over the three month period ended June 30, 1998. The decrease in net income for the quarter ended June 30, 1999 compared to the same period a year ago was the result of lower net interest income off set by higher non-interest income.

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

                                                             Three Months Ended                Nine Months Ended
                                                            June 30, 1999 vs 1998            June 30, 1999 vs 1998
                                                                Change Due to                    Change Due to

Analysis of change in net interest income                      Volume       Rate    Total       Volume      Rate      Total
                                                               ------       ----    -----       ------      ----      -----
Interest income:
  Loans....................................................      $ 18       $ (91)   $(73)        $(26)      $(143)   $(169)
  Investment securities & interest bearing deposits               199          (7)    192          470         (72)     398
  Federal funds sold.......................................       (16)         (3)    (19)         (21)         (9)     (30)
                                                                 ----       -----    ----         ----       -----    -----
         Total interest income.............................       201        (101)    100          423        (224)     199
Interest expense
  Deposits.................................................       128         (37)     91          196          49      245
  Advances from FHLB.......................................        63          (1)     62          145          (4)     141
  Notes payable............................................        (3)          -      (3)          (7)          -       (7)
                                                                 ----       -----    ----         ----       -----    -----
          Total interest expense...........................       188         (38)    150          334          45      379
                                                                 ----       -----    ----         ----       -----    -----
Net interest income........................................      $ 13       $ (63)   $(50)        $ 89       $(269)   $(180)
                                                                 ====       =====    ====         ====       =====    =====

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Analysis of changes in net interest income

                                                             Three Months Ended              Nine Months Ended
                                                             June 30, 1998 vs 1997          June 30, 1998 vs 1997
                                                                Change Due to                   Change Due to

Analysis of change in net interest income                   Volume    Rate    Total         Volume    Rate    Total
                                                            ------    ----    -----         ------    ----    -----
Interest income:
  Loans..................................................     $369     $ 48    $417         $  883    $ 398    $1,281
  Investment securities & interest bearing deposits            225      (68)    157            821     (363)      458
  Federal funds sold.....................................       15       15      30             42       43        85
                                                              ----     ----    ----         ------    -----    ------
         Total interest income...........................      609       (5)    604          1,746       78     1,824
Interest expense                                                                  -                                 -
  Deposits...............................................      410      (48)    362          1,179     (141)    1,038
  Advances from FHLB.....................................        3        2       5              8        8        16
  Notes payable..........................................        6        6      12             25       10        35
                                                              ----     ----    ----         ------    -----    ------
          Total interest expense.........................      419      (40)    379          1,212     (123)    1,089
                                                              ----     ----    ----         ------    -----    ------
Net interest income......................................     $190     $ 35    $225         $  534    $ 201    $  735
                                                              ====     ====    ====         ======    =====    ======

Total interest income for the three and nine month periods ended June 30, 1999 increased $100,000 and $199,000, respectively, from the comparable periods a year ago. Interest expense for the three and nine periods ended June 30, 1999 increased $150,000 and $379,000, respectively, over the same periods last year. The following tables provides summaries of average assets and liabilities, and the corresponding average rates earned/paid (in thousands):

                                                              Nine Months Ended                 Nine Months Ended
                                                                June 30, 1999                     June 30, 1998
                                                                   Interest                         Interest
                                                         Average   Income/   Yield/       Average    Income/   Yield/
                                                         Balance   Expense    Rate        Balance    Expense    Rate
                                                         --------  --------  -------      --------  ---------  -------
Interest Earning Assets
  Loans................................................   $62,315    $3,941    8.46%       $62,706     $4,110    8.76%
  Investment securities & interest-bearing deposits        34,604     1,451    5.61%        23,494      1,053    5.99%
  Federal funds sold...................................     1,525        55    4.82%         2,081         85    5.46%
                                                          -------    ------   -----        -------     ------    ----
    Total Earning Assets/Average Yield.................    98,444     5,447    7.40%        88,281      5,248    7.95%
Interest Bearing Liabilities
  Deposits.............................................    77,604     3,004    5.18%        70,690      2,759    5.22%
  Advances from FHLB...................................     3,978       157    5.28%           332         16    6.44%
  Notes payable........................................       363        28   10.31%           470         35    9.96%
                                                          -------    ------   -----        -------     ------    ----
     Total Interest Bearing Liabilities/Average Rate      $81,945     3,189    5.20%       $71,492      2,810    5.26%
                                                                     ------                            ------
Net Interest Income....................................              $2,258                            $2,438
                                                                     ======                            ======
Net Interest Spread....................................                        2.19%                             2.77%
Net Interest Margin....................................                        3.07%                             3.69%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Net Interest Income - continued

                                                             Three Months Ended                 Three Months Ended
                                                                June 30, 1999                     June 30, 1998
                                                                   Interest                         Interest
                                                         Average   Income/   Yield/       Average    Income/    Yield/
                                                         Balance   Expense    Rate        Balance    Expense     Rate
                                                         --------  --------  -------      --------  ---------  --------
Interest Earning Assets
  Loans................................................  $ 62,984    $1,285    8.18%       $62,164     $1,358     8.76%
  Investment securities & interest-bearing deposits        38,978       554    5.70%        25,004        362     5.81%
  Federal funds sold...................................       901        11    4.90%         2,227         30     5.40%
                                                         --------    ------   -----        -------     ------    -----
    Total Earning Assets/Average Yield.................   102,863     1,850    7.21%        89,395      1,750     7.85%
Interest Bearing Liabilities
  Deposits.............................................    80,636     1,026    5.10%        71,597        935     5.24%
  Advances from FHLB...................................     5,261        67    5.11%           315          5     6.37%
  Notes payable........................................       352         9   10.26%           463         12    10.40%
                                                         --------    ------   -----        -------     ------    -----
     Total Interest Bearing Liabilities/Average Rate     $ 86,249     1,102    5.12%       $72,375        952     5.28%
                                                                     ------                            ------
Net Interest Income....................................              $  748                            $  798
                                                                     ======                            ======
Net Interest Spread....................................                        2.09%                              2.58%
Net Interest Margin....................................                        2.92%                              3.58%

The decrease in net interest income for the three and nine months ended June 30, 1999 can be attributed to a narrowing interest spread. The net interest spread declined 49 basis points and 58 basis points, respectively, for the three and nine month periods ended June 30, 1999 compared with the same periods a year ago. The narrower net interest spread can be partly attributed to competitive pressures which kept the Company from lowering interest rates paid on retail deposits in amounts sufficient to compensate for the decline in the yield on earnings assets. The cost of funds declined 16 and 4 basis points, respectively, during the three and nine month periods ended June 30, 1999 from levels reported for the same periods last year. The yield on earning assets declined 64 and 55 basis points, respectively, for the three and nine months ended June 30, 1999 as a result of lower market rates of interest on loans and a larger balance of lower yielding investment securities and interest-bearing deposits.

Risk Elements of Loan Portfolio
Non-performing assets included non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                      June 30,     September 30,
                                                                        1999           1998
                                                                    -------------  -------------
 Non-accrual loans...............................................           $ 644          $ 524
 Loans past due 90 days or more and still accruing interest......              13             57
 Foreclosed real estate and other repossessed assets.............               0              9
                                                                            -----          -----
                                                                            $ 657          $ 590
                                                                            =====          =====

Non-performing assets at June 30, 1999 were .61% of total assets, compared to
 .63% of total assets at September 30, 1998.   Non-accrual loans at June 30, 1999
consisted primarily of residence real estate loans, commercial and commercial real estate loans.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Provision for Loan Losses/Allowance for Loan Losses

The provision for loan losses increased $6,000, for the nine months ended June 30, 1999 compared to the same period a year ago. Increased loan loss recoveries was the primary reason for no provision for the three months ended June 30, 1999. Loan charge offs totaled $15,000 and $48,000 for the three and nine month periods ended June 30, 1999 compared to $11,000 and $47,000, respectively, during the three and nine month periods ended June 30, 1998. Loan recoveries were $22,000 for the nine months ended June 30, 1999 compared to $14,000 for the same period last year. The allowance for loan losses at June 30, 1999 was $599,000 or .94% of outstanding loans compared to $599,000 or .95% at September 30, 1998.

Non-Interest Income

Non-interest income for the three month period ended June 30, 1999 of $142,000 increased $43,000 over the three month period ended June 30, 1998. For the nine month period ended June 30, 1999 non-interest income of $351,000 increased $69,000 over the $282,000 reported for the same period last year. The increase in non-interest income for the three and nine month periods ended June 30, 1999 can be attributed to mortgage banking fees generated by the newly formed mortgage banking subsidiary, B & L Mortgage, Inc., and from increased insurance commissions.

Non-Interest Expense

Non-interest expense decreased $47,000 for the nine months ended June 30, 1999 compared to the same period last year. Salary and benefit expense accounted for the majority of the decrease. The decrease in salary and benefit expense can be attributed to lower cost associated with the Management Recognition and Development Plan which amounted to $142,000 during the nine months ended June 30, 1999 compared to $252,000 for the same period last year. Also contributing to lower salary and benefit expense was the cost of the ESOP plan which amounted to $87,000, a decreased of $41,000 from the nine months ended June 30, 1998.

Income Taxes

The effective income tax rate for the three months ended June 30, 1999 was 36.7% compared to 31.7% for the same period last year. The lower effective tax rate during the quarter ended June 30, 1998 can be attributed to a $12,500 tax credit received from the Missouri Development Finance Board.

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

Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines (FLHB) and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

At June 30, 1999, total stockholders' equity of $15,800,000 represented 14.7% of total assets compared to $15,593,000 or 16.6% of total assets at September 30, 1998. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources-continued

B & L Bank
The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 26.5% at June 30, 1999. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 1999.

                                                                                                             Minimum
                                                                                  B & L Bank                 Required
                                                                                  Ratios at                  Capital
                                                                                 June 30, 1999               Ratios
                                                                                 -------------            --------------
                 Risk-based capital...............................                   29.80%                    8.00%
                 Core capital.....................................                   15.50%                    4.00%
                 Tangible capital.................................                   15.50%                    1.50%


Lafayette County Bank
Under Federal Deposit Insurance Corporation regulations, a bank will be adequately capitalized if it: (I) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summarizes Lafayette County Bank's capital ratios and ratios required by regulation at June 30, 1999.

                                                                                 Lafayette
                                                                                   County            Minimum
                                                                                    Bank             Required
                                                                                 Ratios at           Capital
                                                                               June 30, 1999         Ratios
                                                                               -------------        ----------


                  Risk-based capital.....................................          14.60%              8.00%
                  Tier 1 capital to net risk-weighted assets............           13.40%              4.00%
                  Tangible equity ratio.................................            6.90%              4.00%



YEAR 2000

The Federal Financial Institutions Examination Council requires all insured financial institutions to complete an inventory of core computer functions and set priorities for meeting the Year 2000 conversion goals. The Company has completed the assessment, analysis, planning and renovation phases of its Year 2000 plan. The Company's comprehensive Year 2000 plan addresses all computer functions, such as those data processing applications processed in-house and those preformed by third parties, and other non-computer critical functions, such as building facilities and security systems, to insure they will be operational when Year 2000 arrives.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

YEAR 2000  (Con't)

As part of the plan, the Company identified those systems and business applications which are mission critical, that is, systems and business applications which, if they failed, would render the Company incapable of performing core business processes. As of June 30, 1999, renovation and certification of Year 2000 compliant of such identified mission-critical applications was completed.

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

                                                                                             Activating Contingency Plan

                                                                          Follow up Date              Trigger Date
  Third-party vendors:

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

Since all mission-critical software/hardware has been tested and certified Year 2000 compliant, Management's worst-case Year 2000 scenario is that it would be unable to operate such software/hardware because of electric or telephone failure. Management's plan to meet this contingency will be to print out all customer and banking records at December 31, 1999 and to manually post transactions until such power or telephone failures are restored. Validation of the Company's Business Resumption Contingency Plan ("BRCP") is scheduled during the quarter ended September 30, 1999.

The Company has not engaged any independent reviews to report on the Company's Year 2000 exposure or the BRCP plan . Senior Company operations personnel, not involved in the development of the BRCP Plan, will review the adequacy and coverage of the Plan and the results of the validation test. The Company has used third-party proxy testing of mission-critical banking systems/hardware.

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

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



YEAR 2000  (Con't)

The Company estimates that its total costs for Year 2000 remediation will be approximately $131,000. Expenditures to date total approximately $95,000. Cost for hardware and software upgrade comprises the largest components of the total estimated costs. Personnel cost and outside proxy testing cost are included in the estimate of Year 2000 remediation cost. Year 2000 expenditures are expensed as incurred. It is not expected that Year 2000 costs or activities will have a material adverse impact on operations of the Company.

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


ITEM 2.  CHANGES IN SECURITIES
Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
None


ITEM 5. OTHER INFORMATION
On July 31, 1999 the Corporation announced that it has been authorized by its Board of Directors to repurchased up to 10% of the Corporation's outstanding common stock, or 100,869 shares. The repurchases generally would be conducted through open market purchases, and unsolicited negotiated transactions or other types of repurchases. No shares will be repurchased directly from directors or officers of the Corporation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8K
     Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington B & L Financial Corp.




           Date   8/10/99                       By: /s/ William J. Huhmann
               -------------------                 --------------------------
                                                   Chief Financial Officer

           Date   8/11/99                       By: /s/ E. Steva Vialle
               -------------------                 --------------------------
                                                   Executive Vice President
                                      -20-