Form 10KSB40
period 1999-09-30
LEXINGTON B & L FINANCIAL CORP
filed 1999-12-28
CIK 1008598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-28120

                        LEXINGTON B & L FINANCIAL CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Missouri                                                                         43-173955
-------------------------------------------------                                             ------------------
(State or other jurisdiction of incorporation                                                  (I.R.S. Employer
or organization)                                                                                  I.D. Number)

919 Franklin Avenue, Lexington, Missouri                                                              64067
-------------------------------------------------                                             ------------------
 (Address of principal executive offices)                                                          (Zip Code)

Registrant's telephone number, including area code:                                             (660) 259-2247
                                                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:                                          None
                                                                                              ------------------

Securities registered pursuant to Section 12(g) of the Act:               Common Stock, par value $.01 per share
                                                                          --------------------------------------
                                                                                     (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X      NO
           -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.    X
                                               -----

     The Registrant's revenues for the fiscal year under report were $7.8 million.

     As of December 20, 1999, there were issued and outstanding 909,783 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by on the nonaffiliates of the Registrant on December 20, 1999 was $11,486,000 (909,783 shares at $12.625 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

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

     On October 1, 1997, the Company acquired Lafayette County Bank of Lexington/Wellington ("Lafayette County Bank") through the merger of Lafayette County Bank's parent corporation, Lafayette Bancshares, Inc., with the Company. All outstanding shares of Lafayette Bancshares' common stock were converted into $.92 in cash plus .0851 of a share of the Company's common stock. A total of 96,111 shares of the Company's common stock were issued from treasury shares and $1,039,284 was paid to Lafayette Bancshares' shareholders. The Company also paid $195,939 for the minority interest of Lafayette County Bank. The acquisition was accounted for as a purchase under generally accepted accounting principles.

     Lafayette County Bank is a Missouri State chartered bank whose deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Lafayette County Bank conducts its business from its main office in Lexington, Missouri and its branch offices in Wellington and Callao, Missouri.

     The Company's banking subsidiaries are community oriented financial institutions that engage primarily in the business of attracting deposits from the general public and using these funds to originate one-to-four family residential mortgages, commercial, agricultural and consumer loans within their market areas. The Company is a portfolio lender and generally does not sell the mortgage loans that it originates.

     The Company incorporated a mortgage banking subsidiary, B & L Mortgage, Inc. in November 1998. B&L Mortgage offices are located in Odessa, Missouri. Its primary business is the origination of one-to-four family mortgages for sale into the secondary market.

Market Area

     Lexington, Missouri is located on the southern bank of the Missouri River approximately 45 miles east of Kansas City, Missouri. Lexington, estimated population of 4,900, is the county seat and the largest town in Lafayette County. Lafayette County is predominately rural and contains several small towns, although the western portions are becoming bedroom communities for commuters to jobs in the Kansas City metropolitan area. The Company considers its market area for loans and deposits to encompass Lafayette County and the bordering areas of three surrounding counties (southern Ray County, northern Johnson County and western Jackson County) and the area surrounding its Callao office which encompasses all of Macon County.

     The economy encompassing the Company's market area has its roots in agriculture, although agriculture has declined as a source of revenue over the decades. Most of the employment today is primarily based in services, light manufacturing, state and local government and retail trade. Tourism is also part of the local economy as Lexington has historic ties to the Civil War.

Lending Activities

     General. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. The Company also originates multi-family, commercial real estate, land, commercial, agricultural and consumer loans. The Company's net loans receivable totalled $62.1 million at September 30, 1999, representing 58.2% of consolidated total assets. The Company's mortgage banking subsidiary originates mortgage loans for sale into the secondary market. Such loans are classified on the Consolidated Statement of Financial Position as "Loans held-for-sale" and at September 30, 1999 totalled $467,000.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated. The Company had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                                                           At September 30,
                                                        ---------------    ---------------    ---------------
                                                             1999               1998               1997
                                                             ----               ----               ----
                                                        Amount  Percent    Amount  Percent    Amount  Percent
                                                        ------  -------    ------  -------    ------  -------
                                                                        Dollars in Thousands
Type of loan:
Mortgage loans:
One-to-four family.................................     $39,439   62.93%   $42,037   66.84%   $39,348   85.37%
Commercial real estate and
 multi-family......................................       5,703    9.10%     3,690    5.87%     1,553    3.37%
Land...............................................       1,115    1.78%       653    1.04%       536    1.16%
Construction.......................................       1,176    1.87%       626    0.99%     1,101    2.39%
                                                        -------  -------   -------  -------   -------  -------
 Total mortgage loans..............................      47,433   75.68%    47,006   74.74%    42,538   92.29%
Commercial loans...................................       2,815    4.49%     4,042    6.42%         -    0.00%
Agriculture loans..................................       3,225    5.15%     3,171    5.04%         -    0.00%
Consumer and other loans
Home equity........................................         676    1.08%       790    1.26%       608    1.32%
Loans on savings deposits..........................       2,457    3.92%     1,986    3.16%     1,101    2.39%
Automobile loans...................................       4,811    7.68%     4,968    7.90%     1,446    3.13%
Other..............................................       1,255    2.00%       933    1.48%       401    0.87%
                                                        -------  -------   -------  -------   -------  -------
 Total consumer and other loans....................       9,199   14.68%     8,677   13.80%     3,556    7.71%
                                                        -------  -------   -------  -------   -------  -------
 Total loans.......................................      62,672  100.00%    62,896  100.00%    46,094  100.00%
                                                                 =======            =======            =======
Add Deferred loan fees.............................          53                 18                 15
Less Allowance for possible loan losses............         599                599                221
                                                        -------            -------            -------
Loans receivable, net..............................     $62,126            $62,315            $45,888
                                                        =======            =======            =======

    The following table sets forth at September 30, 1999 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable interest rates are reported at their contractual maturity date. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                           After     After    After     After
                                          One Year  3 Years  5 Years   10 Years
                                 Within   Through   Through  Through   Through    After
                                One Year  3 Years   5 Years  10 Years  15 Years  15 Years    Total
                                --------  --------  -------  --------  --------  --------   -------
                                                          (In Thousands)
Mortgage loans................   $   864    $2,890   $2,924    $8,144   $ 8,288   $16,329   $39,439
Commercial real estate
 and multi-family.............       995       731       56       687     2,319       915     5,703
Land..........................         -        18      147       112       267       571     1,115
Construction..................     1,176         -        -         -         -         -     1,176
                                 -------    ------   ------    ------   -------   -------   -------
 Total mortgage loans.........     3,035     3,639    3,127     8,943    10,874    17,815    47,433
Commercial loans..............     2,227       475       83        30         -         -     2,815
Agriculture...................     1,649     1,176      400         -         -         -     3,225
Consumer and other loans           3,300     3,541    1,786       394       166        12     9,199
                                 -------    ------   ------    ------   -------   -------   -------
 Total loans..................   $10,211    $8,831   $5,396    $9,367   $11,040   $17,827   $62,672
                                 =======    ======   ======    ======   =======   =======   =======

The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                                                                                 Floating or
                                                                              Fixed-             Adjustable
                                                                              Rates                 Rates
                                                                              ------             -----------
                                                                                   (In Thousands)
Mortgage loans:
 One-to-four family..........................................                $ 8,721               $29,855
 Commercial real estate and multi-family.....................                    915                 3,793
 Land........................................................                      -                 1,115
 Construction................................................                      -                     -
                                                                             -------               -------
  Total mortgage loans.......................................                  9,636                34,763
Commercial loans.............................................                    258                   329
Agriculture loans............................................                    490                 1,086
Consumer and other loans.....................................                  5,899                     -
                                                                             -------               -------
  Total......................................................                $16,283               $36,178
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

    The loan fees charged, interest rates and other provisions of the Company's ARM loans are determined on the basis of its own pricing criteria and competitive market conditions. The Company originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Company occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 1999, the initial interest rate on ARM loans offered by the Bank ranged from 7.00% to 8.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan.

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

    A significant portion of the Company's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae.
Although such loans satisfy the Company's underwriting requirements, they are non-agency-conforming because they do not satisfy collateral requirements, income and debt ratios, acreage limits, or various other requirements imposed by Freddie Mac and Fannie Mae. In addition, substantially all of the Company's ARM loans have periodic interest rate caps of 1% per adjustment period and 5% lifetime over the initial loan interest rate, while Freddie Mac and Fannie Mae secondary market guidelines require higher adjustment periods and lifetime caps of 2% and 6%, respectively. Accordingly, the Company's non-agency-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Company however, currently does not intend to sell its loans. The Company has historically found that its origination of non-agency-conforming loans has not resulted in high amounts of non-performing loans. In addition, the Bank believes that these loans satisfy a need in the Company's local community. As a result, the Company intends to continue to originate such non-agency-conforming loans.

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

    While fixed-rate single-family residential real estate loans are normally originated with up to 10-year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, some mortgage loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Company enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

    Income Property Lending. Historically, the Company has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Company does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 1999, income property loans aggregated $5.7 million, or 9.10% of the gross loan portfolio.

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

    Construction Lending. The Company occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 1999, construction loans totalled $1.2 million, or 1.87% of the gross loan portfolio.

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

    Construction lending is generally considered to involve a higher level of risk as compared to one- to four- family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Company may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

    Land Lending. The Company originates loans secured by farm residences and combinations of farm residences and farm real estate. The Company also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 1999, the land loan portfolio totalled $1.1 million, or 1.78% of total gross loans, substantially all of which were secured by properties located in the Company's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

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

    Agricultural Lending. At September 30, 1999, the agricultural loan portfolio totalled $3.2 million or 5.15% of total gross loans. The Company presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Company's market area. The Company offers adjustable-rate loans that adjust monthly, quarterly and annually with maturities up to a 25-year term. The Company also offers fixed-rate loans with a 10-year term and a 10-year amortization schedule. The Company also makes agricultural operating loans. Agricultural operating loans or lines generally are made for a term of one year and are usually secured by a first or second mortgage, or liens on property, farm equipment, grain, or growing crops. Personal guarantees are frequently required for loans made to corporations and other business entities. The agriculture loan portfolio is diversified and there is no concentration to any one borrower.

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

    Consumer Lending. Consumer lending has traditionally been a small part of the Company's business. However, with the acquisition of Lafayette County Bank, consumer loans have become a larger portion of the Company's loan portfolio. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 1999, the Company's consumer loans totalled approximately $9.2 million, or 14.7% of the Company's gross loans. The Company intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

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

    Loan Originations, Sales and Purchases. During the year ended September 30, 1999, the Company's total gross loan originations were $30.0 million.
Consistent with its asset/liability management strategy, the Company's policy has been to retain in its portfolio nearly all of the loans that it originates except for loans originated by the mortgage banking subsidiary. During the year ended September 30, 1999, the mortgage banking subsidiary originated $4.7 million of loans held-for-sale, and sold $4.2 million into the secondary market.

    The Company has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 1999, $2.0 million of the Company's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Company's underwriting standards. The Company may decide to purchase additional loans in the future
depending upon the demand for mortgage credit in its market area.   During the
fiscal year ended September 30, 1999, the Company purchased $559,000 of one- to four-family loans.

    The following table shows loans originated, purchased, sold and repaid during the periods indicated.


                                                                Years Ended September 30,
                                                    ---------------------------------------------------
                                                          1999              1998             1997
                                                    ----------------  ----------------  ---------------
(In Thousands)
Total loans at beginning of period.......                  $ 62,896          $ 46,094          $45,569
                                                           --------          --------          -------
Loans acquired from Lafayette
  County Bank on 10/1/98..........................                -            16,544                -
Loans originated:
 One- to four-family............................              8,231             8,457            7,273
 Commercial real estate and multi-family...                   3,324             2,962              365
 Land.............................................              540               189              219
 Construction..................................               3,298               700            1,219
                                                           --------          --------          -------
   Total mortgage loans originated................           15,393            12,308            9,076
 Commercial loans.................................            3,430             3,702                -
 Agriculture loans..............................              3,429             3,095                -
 Consumer and other loans.........................            7,785             8,959              517
                                                           --------          --------          -------
   Total loans originated.........................           30,037            28,064            9,593
Loans purchased:
 One- to four-family .............................              559                 -              209
 Commercial real estate and multi-family...                       -                 -              318
                                                           --------          --------          -------
    Total loans purchased...................                    559                 -              527
Loans sold:
 Commercial real estate......................                     -              (119)               -
 Principal repayments........................               (30,761)          (27,626)          (9,586)
 Loans charged off..........................                    (59)              (61)              (9)
                                                           --------          --------          -------
Net loan activity...............................               (224)           16,802              525
                                                           --------          --------          -------
At end of period:
 Total gross loans...........................              $ 62,672          $ 62,896          $46,094
                                                           ========          ========          =======

    Loan Commitments. The Company issues, without fee, commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments are made in writing on specified terms and conditions and at a specified rate of interest. The company had outstanding net loan commitments of approximately $2.3 million at September 30, 1999, $1.5 million of which were for variable rate loans. See Note M of Notes to Consolidated Financial Statements.

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

    When a consumer loan borrower fails to make a required payment on a consumer loan within seven days of the payment due date, the Company institutes collection procedures. The first notice is mailed to the borrower approximately seven days following the actual due date. If payment is not promptly received, a second and third notices are mailed to the borrower approximately 15 and 20 days following the actual due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Bank mails an additional notice to the borrower on or before 30 days following the actual due date. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency the delinquency has not been cured, the Company begins legal action to repossess the collateral. The Company transfers to repossessed assets the estimated market value of the collateral and charges to allowance for loan losses with any deficiency at foreclosure. Except for extenuating circumstances loan past due 120 days are charged off.

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

                                                      1999                    1998                    1997
                                                    ---------               ---------               ---------
                                                               Percentage              Percentage              Percentage
                                                    Principal   of Gross    Principal   of Gross    Principal   of Gross
(Dollars in Thousands)                               Balance      Loans      Balance      Loans      Balance      Loans
                                                    ---------  -----------  ---------  -----------  ---------  -----------
Loans delinquent for:
  30-59 days.....................................      $1,453        2.32%     $  623        0.99%     $  939        2.04%
  60-89 days..................................            741        1.18%        649        1.03%        328        0.71%
                                                       ------        ----      ------        ----      ------        ----
                                                       $2,194        3.50%     $1,272        2.02%     $1,267        2.75%
                                                       ======        ====      ======        ====      ======        ====

    The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. The Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS")
No. 15, at any of the dates indicated.   However, at September 30, 1999, there
were loans totalling $5,000 which were past due contractually 90 days or more as to principal or interest that were still accruing interest. In the opinion of management collection of principal and interest on these loans is expected to resume and sufficient collateral is believed to exist to protect the Company from any significant loss.


                                                                        At September 30,
                                                        -------------------------------------------------
                                                                1999            1998            1997
                                                                ----            ----            ----
                                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Loans 90 days or more past due:
 Residential real estate......................          $          377       $      248       $      334
 Commercial real estate.......................                      --              143               --
 Commercial loans.............................                      --               15               --
 Consumer and other loans.....................                      20              118               60
Loans 30 to 89 days past due:
 Residential real estate......................                      21               --               --
 Consumer.....................................                       7               --               --
                                                        --------------       ----------       ----------
Total non-accrual loans.......................                     425              524              394
Real estate owned.............................                      32               --               --
                                                        --------------       ----------       ----------
   Total non-performing assets                          $          457       $      524       $      394
                                                        ==============       ==========       ==========
Total non-performing loans to net loans                           0.68%            0.84%            0.86%
                                                                  =====            =====            =====
Total non-performing loans to total assets                        0.40%            0.56%            0.67%
                                                                  =====            =====            =====
Total non-performing assests to total assets                      0.43%            0.56%            0.67%
                                                                  =====            =====            =====

    At September 30, 1999, management of the Company was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

    The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 1999 amounted to approximately $12,000, before such loans were placed on non-accrual status. Had such non-accruing loans been current in accordance with their original terms, an additional $21,000 of interest income would have been recorded for the year ended September 30, 1999.

    Foreclosed Real Estate. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Company had $32,000 of foreclosed real estate at September 30, 1999.

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

    The aggregate amounts of the Company's classified assets and general and specific loss allowances at the dates indicated, were as follows:



                                                    At September 30,
                                              ---------------------------
                                              1999       1998        1997
                                              ----       ----        ----
                                                     (In Thousands)
Loss.....................................       $    --   $    26    $  15
Doubtful.................................             7        15       --
Substandard assets.......................         1,111       926      350
Special mention..........................           587       460      151
                                                -------   -------    -----
   Total classified assets...............       $ 1,705   $ 1,427    $ 516
                                                =======   =======    =====
General loss allowances..................       $   599   $   573    $ 206
Specific loss allowances.................            --        26       15
                                                -------   -------    -----
   Total allowances for loan losses......       $   599   $   599    $ 221
                                                =======   =======    =====


    Allowance for Loan Losses. The Company has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

    In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against income.

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

    At September 30, 1999, the Company had an allowance for loan losses of $599,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income. As indicated by the table, there has not been any material fluctuations in the allowance for loan losses. Periodically, however, the allowance for loan losses has been replenished in response to low level charge-offs. No assurances can be given as to the level of future charge offs.

                                                                       Year Ended September 30,
                                                    -----------------------------------------------------------
                                                            1999                 1998               1997
                                                    ---------------------  -----------------  -----------------
                                                                        (Dollars in Thousands)

Allowance at beginning of period..................         $   599            $   221             $  201
Allowance acquired from Lafayette
 County Bank......................................               -                391                  -
Provision for loan losses.........................              36                 26                 29
Recoveries........................................              23                 22                  -
Charge offs:
 Residential real estate..........................              13                  -                  -
 Commerical real estate and
   multi-family...................................              19                 26                  -
 Commerical loans.................................               -                  6                  -
 Construction.....................................               -                  -                  -
 Consumer ........................................              27                 29                  9
                                                           -------            -------             ------
   Total charge-offs..............................              59                 61                  9
                                                           -------            -------             ------
   Net charge-offs................................              36                 39                  9
                                                           -------            -------             ------
Balance at end of period..........................         $   599            $   599             $  221
                                                           =======            =======             ======
Ratio of allowance to total
 loans outstanding at the
 end of period....................................            0.95%              0.95%              0.48%
                                                           =======            =======             ======
Ratio of net charge-offs to
 average loans outstanding
 during the period................................            0.06%              0.06%              0.02%
                                                           =======            =======             ======
Ratio of allowance to
 non-accrual loans................................          140.94%            114.31%             56.10%
                                                           =======            =======             ======

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


                                                                     At September 30,
                                          -------------------------------------------------------------------------
                                                1999                      1998                    1997
                                          ----------------------     ------------------     -----------------------
                                                         % of                    % of                       % of
                                                        Loans                   Loans                      Loans
                                                        in Each                 in Each                    in Each
                                                       Category                Category                   Category
                                                       to Total                to Total                   to Total
                                              Amount     Loans       Amount      Loans         Amount       Loans
                                              ------    --------     -------   --------        ------     --------

Real estate mortgage:
  One-to-four family.......................     $100       62.93%       $100      66.84%         $ 55        85.37%
  Commercial real estate and
    multi-family...........................      150        9.10%        125       5.87%           61         3.37%
  Land.....................................        -        1.78%          -       1.04%            -         1.16%
  Construction.............................        -        1.87%          -       0.99%            -         2.39%
Commercial loans...........................      100        4.49%        100       6.42%            -            -
Agricultural loans.........................       25        5.15%         25       5.04%            -            -
Consumer and other loans...................      150       14.68%        150      13.80%           40         7.71%
Unallocated................................       74           -          99          -            65            -
                                                ----      ------        ----     ------          ----       ------
  Total allowance for loan losses..........     $599      100.00%       $599     100.00%         $221       100.00%
                                                ====      ======        ====     ======          ====       ======




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

    B&L Bank is required under federal regulations to maintain a minimum amount of liquid assets. At September 30, 1999, B&L Bank's regulatory liquidity of 22.20% was significantly in excess of the 4% required by OTS regulations. Management intends to hold all securities in B&L Bank's investment portfolio in order to enable B&L Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

    The Boards of Directors of B & L Bank and Lafayette County Bank have approved investment policies and procedures. The investment policies generally limit investments to U. S. Government and agency securities, municipal bonds, certificates of deposits, marketable investment grade corporate debt obligations and mortgage-backed securities.

    Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

    The Company adopted SFAS No. 115 on October 1, 1993. At September 30, 1999, the Company's portfolio classified as "held to maturity" and available-for-sale contained all of the state and local debt securities and U. S. Treasury securities and the majority of its portfolio of federal agency securities while the remaining portfolio of federal agency obligations and all of the mortgage-backed securities are classified as "available for sale." Consistent with the Company's asset/liability management strategy, at September 30, 1999, the majority of the investment portfolio matures within five years of that date.
See Note B of Notes to the Consolidated Financial Statements for the specific classification of securities under SFAS No. 115.

    The following table sets forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated.


                                              At September 30,
                               --------------------------------------------
                                   1999            1998            1997
                                   ----            ----            ----
                                 Carrying        Carrying        Carrying
                                   Value           Value           Value
                                 --------        --------        --------
                                               (In Thousands)
Government National
 Mortgage Association
("GNMA")....................     $    295        $      265      $     290
Fannie Mae..................          169               224            409
Freddie Mac.................          203               348            970
                                 --------        ----------      ---------
   Total....................     $    667        $      837      $   1,669
                                 ========        ==========      =========

     The following table sets forth the composition of the Company's investment securities portfolio and FHLB stock at the dates indicated.

                                                                                         At September 30,
                                                         ------------------------------------------------------------------------
                                                                    1999                  1998                   1997
                                                                    ----                  ----                   ----
                                                         Carrying    Percent of    Carrying   Percent of   Carrying   Percent of
                                                           Value     Portfolio       Value    Portfolio      Value    Portfolio
                                                         -------     ----------    --------   ----------   --------   -----------

Investment securities:
  U.S. Government and Federal
  Agency obligations (1) .....................           $ 27,675       84.63%     $  14,580     84.09%    $   1,709       40.16%
  State and local obligations(1) .............              4,358       13.33%         1,921     11.08%          878       20.63%
  Mortgage-backed securities(1) ..............                667        2.04%           837      4.83%        1,669       39.21%
                                                         ________     _________    _________      ____     _________       _____
Total investment securities...................           $ 32,700      100.00%     $  17,338    100.00%    $   4,256      100.00%
                                                         ========     =========    =========    ======     =========      ======

Capital Stock - FHLB - Des Moines(2)                     $    535                  $     520               $     464
                                                         --------                  ---------               ---------

(1)  The Company adopted SFAS No. 115 on October 1, 1993. Mortgage-backed securities and certain U.S. Government and federal agency obligations are classified as "available-for-sale" and are valued at fair value at September 30, 1999, 1998 and 1997. State and local obligations and the balance of U.S. Government and federal agency obligations are classified as "held-to-maturity" and are reflected at amortized cost.
(2)  The dividend yield on the capital stock of the FHLB-Des Moines was 6.34% for the fiscal year ended September 30, 1999.

     The following table sets forth the maturities of the investment securities portfolio at September 30, 1999.


                                                                        Book Value                  Total Investment Securities
                                               -----------------------------------------------------
                                                One Year   After One To   Over Five To    After      Book       Market
                                                or Less    Five Years      Ten Years    Ten Years    Value       Value
                                                ---------  -------------  ------------  -----------  --------   ----------------
                                                                                    (In Thousands)
Available for sale:
 U.S. Government and
 Federal Agencies...........................    $   1,000  $     2,498    $    4,390     $      --   $  7,888   $     7,687
 Mortgage-backed Securities.................           --           --            46           622        668           668
                                                ---------  -----------    ----------     ---------   --------   -----------
Total available for sale....................        1,000        2,498         4,436           622      8,556         8,355

Held-to-maturity:
 U.S. Government and
  Federal Agencies...........................       1,398       13,247         4,844           499     19,988        19,395
  State and local obligations................         256          617           531         2,953      4,357         4,306
                                                ---------  -----------    ----------     ---------   --------   -----------
Total held-to-maturity.......................       1,654       13,864         5,375         3,452     24,345        23,701
                                                ---------  -----------    ----------     ---------   --------   -----------
Total investment securities..................   $   2,654  $    16,362    $    9,811     $   4,074   $ 32,901   $    32,056
                                                =========  ===========    ==========     =========   ========   ===========
Weighted average yield.......................       6.73%        5.86%         6.38%         5.97%      6.10%
                                                    ====         ====          ====          ====       ====

Deposit Activities and Other Sources of Funds

    General. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 1999, the Company had no other borrowing arrangements.

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

The following table sets forth the composition of the Company's deposits at September 30, 1999.


                                                                        Percentage
                                                                        of Total
                                                        Balance         Deposits
                                                        ---------       -----------
   Checking and Savings Deposits
   -----------------------------
Demand non-interest bearing........................     $   5,396             6.34%
NOW Accounts.......................................         8,373             9.83%
Money market accounts..............................         8,017             9.42%
Passbook savings accounts..........................         6,577             7.72%
                                                        ---------             ----
                                                           26,363            33.31%

        Certificates of Deposits
        ------------------------
With balances of less than $100,000...............         49,202            57.78%
With balances in excess of $100,000...............          7,585             8.91%
                                                        ---------             ----
                                                           56,787            66.69%
                                                        ---------            -----
Total Deposits....................................      $  85,150           100.00%

    The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.



        Maturity Period                                 Amount
---------------------------------------                 -------------
                                                       (In Thousands)
Three months or less.............................       $   1,635
Over three through six months....................           1,008
Over six through twelve months...................           1,472
Over twelve months...............................           3,470
                                                        -------------
        Total.....................................      $   7,585
                                                        =============

   Deposit Flow. The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                                At September 30,
                                        -------------------------------------------------------------------------------------
                                                        1999                            1998                          1997
                                                        ----                            ----                          ----
                                                      Percent                         Percent                        Percent
                                                        of      Increase                of      Increase               of
                                           Amount      Total   (Decrease)    Amount    Total   (Decrease)   Amount    Total
                                          ----------  -------  -----------  --------- -------  -----------  -------  --------
Non-interest bearing...................  $     5,396    6.57%  $     738    $  4,658     6.07%  $    3,971   $  687    1.61%
NOW checking...........................        8,373   10.19%      2,453       5,920     7.71%       4,848    1,072    2.51%
Regular savings accounts(1)............        6,366    7.75%         38       6,328     8.24%       2,447    3,881    9.09%
Money Market deposits..................        5,228    6.36%     (1,442)      6,670     8.69%       4,255    2,415    5.66%
                                         -----------    ----   -----------  ---------    ----  -----------  --------   ----
                                              25,363   30.87%      1,787      23,576    30.71%      15,521    8,055   18.87%

Fixed-rate certificates which mature(1)
 Within 1 year........................        33,524   40.81%      4,614      28,910    37.66%       9,487   19,423   45.49%
 After 1 year, but before 2 years.....        14,925   18.17%      4,892      10,033    13.07%       4,703    5,330   12.48%
After 2 years, but before 5 years.....         8,191    9.97%     (5,343)     13,534    17.63%       3,994    9,540   22.35%
Certificates maturing thereafter......           147    0.18%       (564)        711     0.93%         365      346    0.81%
                                         -----------    ----   -----------  ---------    ----  -----------  --------   ----
                                              56,787   69.13%      3,599      53,188    69.29%      18,549   34,639   81.13%
                                         -----------   -----   -----------  ---------   -----  -----------  --------  -----
        Total.........................  $     82,150  100.00%  $   5,386   $  76,764   100.00%  $   34,070  $42,694  100.00%
                                        ============  ======    ----------  =========  ======  ===========  ======== ======

(1) Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of $6,649,000, $6,199,000 and $3,780,000 at September 30, 1999, 1998 and 1997, respectively.

     Time Deposits by Rates. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                                                          At September 30,
                                                -------------------------------------------
                                                   1999         1998            1997
                                                   ----         ----            ----
                                                           (In Thousands)
3.00 - 3.99%.................................   $    551     $   667      $       22
4.00 - 4.99%.................................      9,426         403             229
5.00 - 5.99%.................................     32,953      36,786          22,909
6.00 - 6.99%.................................      7,800       8,988           5,362
7.00 - 7.99%.................................      2,012       2,416           2,381
8.00 - 8.99%.................................      4,045       3,906           3,736
9.00% and over...............................         --          22              --
                                                --------     -------      ----------
        Total................................   $ 56,787     $53,188      $   34,639
                                                ========     =======      ==========

    The following table sets forth the amount and maturities of time deposits at September 30, 1999.


                                                                                                     Percent
                                                        Amount Due                                   of Total
                                Less Than       1-2         2-3        3-4       After             Certificates
                                One Year       Years       Years      Years     4 Years     Total     Accounts
                                ---------      -----       -----      -----     -------     -----     --------
                                                                In Thousands
3.00 - 3.99%.................   $     551    $     --    $    --     $    --     $    --    $    551    $   0.97%
4.00 - 4.99%.................       9,426          --         --          --          --       9,426       16.60%
5.00 - 5.99%.................      20,965       7,303      2,228         980       1,477      32,953       58.03%
6.00 - 6.99%.................       1,989       2,380      1,283       1,372         776       7,800       13.74%
7.00 - 7.99%.................         593       1,197         29          19         174       2,012        3.54%
8.00 - 8.99%.................          --       4,045         --          --          --       4,045        7.12%
                                ---------    --------    -------     -------     -------    --------    --------
                                $  33,524    $ 14,925    $ 3,540     $ 2,371     $ 2,427    $ 56,787      100.00%
                                =========    ========    =======     =======     =======    ========    ========

     Deposit Activities. The following table sets forth the deposit activities of the Company for the periods indicated.


                                                  Year Ended September 30,
                                             ---------------------------------
                                               1999         1998         1997
                                               ----         ----         ----
                                                        In Thousands
Beginning balance.......................     $ 76,764     $ 42,694     $ 42,237
Deposits acquired in the acquisition
 of Lafayette County Bank...............           --       31,355           --
Net Deposits (withdrawals) before
 interest credited......................        4,075         (777)      (1,220)
Interest credited.......................        4,311        3,492        1,677
                                             --------     --------     --------
Net increase (decrease) in Deposits.....        8,386       34,070          457
                                             --------     --------     --------
Ending balance..........................     $ 85,150     $ 76,764     $ 42,694
                                             ========     ========     ========

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

     The Company had average advances totalling $4.3 million during the year ended September 30, 1999. The following table sets forth the amount and maturity of advances at September 30, 1999 and 1998:


                  Interest    Original     At September 30,    Maturity
                                         -------------------
Advance Date        Rate       Amount      1999       1998       Date
                  ---------   --------     ----       ----     --------
March 15, 1994     6.30%   $   35,000  $       --  $ 35,000    March 15, 1999
March 15, 1994     6.50%       35,000      35,000    35,000    March 15, 2000
March 15, 1994     6.70%       35,000      35,000    35,000    March 15, 2001
March 15, 1994     6.80%       35,000      35,000    35,000    March 15, 2002
October 20, 1998   5.47%      650,000     623,690        --    Due monthly
                                                               through
                                                               October 21, 2013
December 2, 1998   5.25%    2,000,000   1,932,886        --    Due monthly
                                                               through
                                                               December 2, 1013
December 15, 1998  4.76%    2,500,000   2,500,000        --    December 15, 2008
                                       ----------  --------    Callable
                                                               quarterly
                                                               beginning
                                                               December 15, 2003
                                       $5,161,576  $140,000
                                       ==========  ========


For the year ended September 30, 1997, the Company had no borrowings from the FHLB -Des Moines.


                                 REGULATION

General

     B&L Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. As a state bank that is not a member of the Federal Reserve, Lafayette County Bank is subject to extensive regulation, examination and supervision by the State of Missouri and the FDIC. These laws and regulations delineate the nature and extent of the activities in which depository institutions may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Banks' relationship with their depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Banks' mortgage documents. The Banks' must file reports with their regulators concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by regulatory authorities to review the Banks' compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies could have a material adverse impact on the Banks and their operations.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. B&L Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. B&L Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $412,600 at September 30, 1999. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds; BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Banks.

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

     During 1999 SAIF members were charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits were charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. After January 1, 2000 the assessment will be the same for all insured deposits.

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

     At September 30, 1999, the Banks were categorized as "well capitalized" under the applicable prompt corrective action regulations.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Most recently the agencies have issued guidelines regarding Year 2000 computer compliance. If the appropriate regulatory authority determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Federal regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1999, B&L Bank was in compliance with the QTL test. The Gramm-Leach-Bliley Financial Modernization Act of 1999 has abolished a number of the QTL restrictions including FHLB stock purchase requirements.

     OTS Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 4% core capital or leverage ratio, defined as the ratio of core capital to adjusted total assets (3% for institutions that receive the highest CAMELS examination rating). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation -- Prompt Corrective Action."

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

     FDIC Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks require most banks to meet a "Tier 1" leverage capital ratio of at least 4% of total assets (3% for banks with the highest CAMELS examination rating). Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. Based on the definitions contained in the FDIC's capital regulations, Lafayette County Bank had a Tier 1 leverage capital ratio of 6.80% as of September 30, 1999.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 4% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates.

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

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution is a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributons required prior regulatory approval.

     Effective April 1, 1999, OTS capital regulations changed. Before the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statue, regulation or agreement with OTS. If an association's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.
Neither bank would be permitted to make a capital distribution which would make it "undercapitalized" within the meaning of the prompt corrective action regulations. See "Federal Regulation - Prompt Corrective Actions".

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of B&L Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1999, B&L Bank's regulatory limit on loans to one borrower was $1.2 million. At September 30, 1999, B&L Bank's largest aggregate amount of loans to one borrower was $1.2 million.

     Under Missouri law, Lafayette County Bank may not, directly or indirectly, lend to any one borrower an amount or amounts which exceed 20% of its unimpaired capital, which consist of common stock, capital surplus, retained earnings and reserves. At September 30, 1999, Lafayette County Bank's lending limit to any one borrower was $780,000. At September 30, 1999, the largest aggregate amount of loans to one borrower, less any government guarantees, was $432,000.

     Activities of Savings Associations and their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Transactions with Affiliates. Banks and savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates. A holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary depository institutions under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured instituion or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the institution to an affiliate must be secured by collateral in accordance with Section 23A.

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

     The Banks'authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and

Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Banks may make to such persons based, in part, on the Bank's capital position, and requires certain board approval proceduce to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Federal Reserve System. The Federal Reserve Board regulations requires banks and savings institutions to maintain non-interest earnings reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less, subject to adjustment by the Federal Reserve Board the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements.

     Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of an institution, to assess the institution's record in meeting the credit needs of the community serviced by the institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the instituion's record is made available to the public. Further, such assessment is required of any institution which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Gramm-Leach-Bliley Act of 1999 extended the frequency of CRA examinations to every five years for institutions with an "outstanding" rating and every four years with a "satisfactory" rating.

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

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the applicable federal banking agency to approve interstate branching de novo by national and state banks, but only in states which specifically allow for such branching.

     Financial Modernization. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted. The Legislation eliminates may Federal and State law barriers to affiliations among banks and other financial services providers. The legislation, is expected to take effect in Mach, 2000 establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and State financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Reinvestment Act of 1977 rating as of its most recent examination.

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

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for banks. The Federal Reserve regulations provide that capital standards will generally be applied on a bank only (rather than a consolidated) basis on the case of a bank holding company with less than $150 million in total consolidated assets.


                                 TAXATION

Federal Taxation

     General. The Company reports its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Banks' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. For additional information regarding income taxes, see Note H of Notes to Consolidated Financial Statements.

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

     Distributions. To the extent that B&L Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if B&L Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in B&L Bank's taxable income. Nondividend distributions include distributions in excess of B&L Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of B&L Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from B&L Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if B&L Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by B&L Bank. B&L Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Banks will not file a consolidated tax return, except that if the Company or the Banks owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. There have not been any Internal Revenue Service audits of the Company's Federal income tax returns during the past five years.


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

     There have not been any audits of either B & L Bank's or Lafayette County Bank's Missouri tax returns by Missouri tax authorities during the past five years.

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

Competition

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Company operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 1999, there were 11 commercial banks, including Lafayette County Bank, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Company has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Company competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Company's future growth and earnings prospects.

Personnel

     As of September 30, 1999, the Company had 25 full-time and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 1999:


Name                  Age(1)   Position
----                  ------   --------
Erwin Oetting, Jr.      59     President and Chief Executive Officer

E. Steva Vialle         48     Executive Vice President, Chief Operating Officer, and Secretary

William J. Huhmann      60     Senior Vice President and Chief Financial Officer

Mark D. Summerlin       39     Senior Vice President

Terry L. Thompson       46     Vice President

     The following table sets forth certain information regarding the executive officers of B&L Bank and Lafayette County Bank


Name                  Age(1)   Position
----                  ------   --------
B&L Bank:

Erwin Oetting, Jr.      59     President and Chief Executive Officer

E. Steva Vialle         48     Executive Vice President, Chief Operating Officer and Secretary

Kathryn M. Swafford     37     Vice President and Treasurer

Mark D. Summerlin       39     Vice President

Lafayette County Bank:

William J. Huhmann      60     Chairman and Chief Financial Officer

Terry L. Thompson       46     President and Chief Executive Officer

Carol Summerlin         59     Senior Vice President and Cashier

Kirk Craven             37     Vice President

----------
(1) As of September 30, 1999.

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

      William J. Huhmann has been employed by Lafayette County Bank since 1991 and has been Chairman of the Board and Chief Financial Officer since that date. He is a member of the American Institute of CPAs and the Missouri Society of CPAs.

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

     Kirk Craven has been employed by Lafayette County Bank since 1991.

Item 2.  Description of Property
--------------------------------

     B&L Bank owns its main office located at 919 Franklin Avenue, Lexington, Missouri. The office was opened in 1960 and its size is approximately 3,500 square feet. In addition to Lafayette County Bank's home office located at Highway 13 and 20th Street, Lexington, Missouri, it has two other branch
offices located in Wellington and Callao, Missouri.   The Lexington office is a
modern banking office constructed in 1982 and contains approximately 8,000 square feet. The branch office in Wellington was constructed around 1920 and has been remodeled several times and contains approximately 5,000 square feet. The Callao office was constructed around 1930 and has approximately 4,000 square feet. All banking offices are owned and have vaults and contain rental safe deposit boxes. At September 30, 1999, the net book value of the Company's premises and equipment (land, building and improvements, furniture and equipment) was $1.2 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.


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

Item 7.   Financial Statements
------------------------------

     (a)  Financial Statements
          Independent Auditor's Report*
          Consolidated Statements of Financial Condition as of September 30,
           1999 and 1998*
          Consolidated Statements of Stockholders' Equity for the Years Ended
           September 30, 1999, 1998 and 1997*
          Consolidated Statements of Income for the Years Ended
           September 30, 1999, 1998 and 1997*
          Consolidated Statements of Cash Flows for the Years Ended
           September 30, 1999, 1998 and 1997*
          Notes to the Consolidated Financial Statements*

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


                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

     The information contained under the section captioned "Proposal 1-- Election of Directors" contained in the Company's Proxy Statement, and "Part I -
- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" under "Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the sections captioned "Proposal 1 -- Election of Directors" and "Stock Ownership" of the Proxy Statement.

     (c)  Changes in Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal 1 -- Election of Directors" and "Stock Ownership" of the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a)    Exhibits

     3(a)   Articles of Incorporation of the Registrant*
     3(b)   Amended and Restated Bylaws of the Registrant****
     10(a)  Employment Agreement with Erwin Oetting, Jr.**
     10(b)  Employment Agreement with E. Steva Vialle**
     10(c) Salary Continuation Agreement with Erwin Oetting, Jr.** 10(d) Salary Continuation Agreement with E. Steva Vialle**
     10(e)  Severance Agreement with Mark D. Summerlin**
     10(f)  Severance Agreement with Kathryn M. Swafford**
     10(g)  1996 Stock Option Plan***
     10(h)  Management Recognition and Development Plan***
     (13)   Annual Report to Stockholders
     (21)   Subsidiaries of the Registrant
     (23)   Consent of Independent Auditor
     (27)   Financial Data Schedule

__________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.
**** Incorporated by Reference to the Registrant's Current Report on Form 8-K filed on November 12, 1999.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LEXINGTON B & L FINANCIAL CORP.



Date:  December 21, 1999         By: /s/  Erwin Oetting, Jr.
                                     -----------------------
                                     Erwin Oetting, Jr.
                                     President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                 TITLE                               DATE
----------                 -----                               ----

/s/  Erwin Oetting, Jr.    President, Chief Executive Officer  December 21, 1999
-----------------------    and Director (Principal Executive
Erwin Oetting, Jr.         Officer)


/s/  E. Steva Vialle       Executive Vice President, Chief     December 22, 1999
--------------------       Operating Officer, Secretary
E. Steva Vialle            and Director


/s/  William J. Huhmann    Senior Vice President and Chief     December 21, 1999
-----------------------    Financial Officer (Principal
William J. Huhmann         Financial and Accounting Officer)


/s/  Steve Oliaro          Director                            December 22, 1999
-----------------
Steve Oliaro


/s/  Norman Vialle         Director                            December 22, 1999
------------------
Norman Vialle


/s/  Charles R. Wilcoxon   Director                            December 21, 1999
------------------------
Charles R. Wilcoxon