Form 10QSB
period 1999-12-31
LEXINGTON B & L FINANCIAL CORP
filed 2000-02-11
CIK 1008598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                  FORM 10-QSB

                                  -----------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending  December 31, 1999
                                                -------------------

                                      or

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________to___________

                   Commission File Number    0-28120
                                         ------------------

                        Lexington B & L Financial Corp.
                        -------------------------------

                  Missouri                             43-1739555
                  --------                             ----------
     ( State or other jurisdiction of I.R.S         (I.R.S. Employer
       Employer Incorporation or organization)       Identification No.)

     919 Franklin Avenue, Lexington, Mo.                   64067
     -----------------------------------                   -----
    (Address of principal executive offices)             (Zip Code)

                                 660-259-2247
                                 ------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X      No________
                      ---------

As of February 9, 2000, there were 855,583 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format

                   Yes__________  No      X
                                     ---------

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                               DECEMBER 31, 1999


INDEX                                                                 PAGE
-----                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                         1

  CONSOLIDATED STATEMENTS OF INCOME                                      2

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        4

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          8-13


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                              14

ITEM 2 - CHANGES IN SECURITIES                                          14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS              14

ITEM 5 - OTHER INFORMATION                                              14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES

                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                               December 31,   September 30,
                                                                                                   1999            1999
                                                                                                   ----            ----
ASSETS                                                                                         (Unaudited)
Cash and due from banks.................................................................         $  3,571        $  1,872
Interest-bearing deposits...............................................................            2,507           4,219
Investment securities
 Available-for-sale, at fair value......................................................            7,245           8,354
 Held-to-maturity (fair value of $22,886 and $23,701, respectively,)....................           23,744          24,346
Federal funds sold......................................................................              569             518
Stock in Federal Home Loan Bank of Des Moines ("FHLB")..................................              535             535
Loans held for sale.....................................................................              238             467
Loans receivable, less allowance for loan losses of $611 at
 December 31, 1999 and $599 at September 30, 1999.......................................           61,739          62,126
Accrued interest receivable.............................................................              960           1,025
Premises and equipment..................................................................            1,287           1,180
Foreclosed real estate..................................................................               32              32
Cost in excess of net assets acquired...................................................              919             937
Other assets............................................................................              987           1,082
                                                                                                 --------        --------
                                                                                  TOTAL ASSETS   $104,333        $106,693
                                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits...............................................................................         $ 83,156        $ 85,150
 Advances from borrowers for taxes and insurance........................................               23             182
 Advances from FHLB.....................................................................            5,134           5,162
 Notes payable..........................................................................              273             273
Other liabilities.......................................................................            1,525             816
                                                                                                 --------        --------
                                                                              TOTAL LIABILITIES    90,111          91,583

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized, none issued.................                -               -
Common stock, $.01 par value; 8,000,000 shares authorized,
 1,265,000 shares issued and outstanding................................................               13              13
Additional paid-in-capital..............................................................           12,284          12,277
Retained earnings - substantially restricted............................................            8,962           8,905
Accumulated other comprehensive income..................................................             (188)           (133)
Unearned ESOP shares....................................................................             (639)           (665)
Unearned MRDP shares....................................................................             (151)           (182)
Treasury stock at cost (404,117 and 332,215 shares, respectively).......................           (6,059)         (5,105)
                                                                                                 --------        --------
                                                                  TOTAL STOCKHOLDERS' EQUITY       14,222          15,110
                                                                                                 --------        --------
                                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $104,333        $106,693
                                                                                                 ========        ========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                      (Unaudited)
Interest Income
 Mortgage loans.....................................................             $  981          $  958
 Other loans........................................................                338             370
 Investment securities and interest-bearing deposits................                539             393
 Federal funds sold.................................................                 10              21
                                                                                 ------          ------
                                                       TOTAL INTEREST INCOME      1,868           1,742
Interest Expense
 Deposits...........................................................              1,008             968
 Advances from FHLB.................................................                 67              23
 Notes payable......................................................                  7               9
                                                                                 ------          ------
                                                      TOTAL INTEREST EXPENSE      1,082           1,000
                                                                                 ------          ------
                                                         NET INTEREST INCOME        786             742
Provision for loan losses...........................................                 12              13
                                                                                 ------          ------
                         Net Interest Income After Provision for loan losses        774             729
Noninterest Income
 Service charges and other fees.....................................                 75              55
 Commission, net....................................................                  9              11
 Gain ( loss) on sale of investments................................                  -               6
 Other..............................................................                 36              13
                                                                                 ------          ------
                                                    TOTAL NONINTEREST INCOME        120              85
Noninterest Expense
 Employee compensation and benefits.................................                359             367
 Occupany costs.....................................................                 49              49
 Advertising........................................................                 12              14
 Data processing....................................................                 25              28
 Federal insurance premiums.........................................                  8               8
 Professional and consulting fees...................................                 34              26
 Amortization of intangible assets arising from acquisitions                         19              19
 Other..............................................................                118              84
                                                                                 ------          ------
                                                   TOTAL NONINTEREST EXPENSE        624             595
                                                                                 ------          ------
                                                  INCOME BEFORE INCOME TAXES        270             219
Income taxes........................................................                 84              75
                                                                                 ------          ------
                                                                  NET INCOME     $  186          $  144
                                                                                 ======          ======

Basic Earnings Per Share............................................              $0.23           $0.16
                                                                                 ======          ======
Diluted Earnings Per Share..........................................              $0.22           $0.16
                                                                                 ======          ======

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                       1999            1998
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (unaudited)
Net income                                                                          $   186         $   144
Adjustments to reconcile net income to net cash provided by operating
 activities  Depreciation and amortization.................................              22              23
 Amortization of premiums and discounts....................................              (2)             (1)
 Amortization of deferred loan fees........................................               1               -
 Provision for salary continuation plan costs..............................              21              19
 Amortization of cost in excess of net assets acquired.....................              19              19
 Gain on held-to-maturity securities.......................................               -              (6)
 Provision for loan losses.................................................              12              13
 Originations of loans held for sale.......................................          (1,235)              -
 Proceeds from sale of loans held for sale.................................           1,463               -
 ESOP shares released......................................................              33              30
 Amortization of MRDP......................................................              31              50
 Changes to assets and liabilities increasing (decreasing) cash flows
  Accrued interest receivable..............................................              64             (15)
  Other assets.............................................................              94              12
  Other liabilities........................................................             (51)            (43)
                                                                                    -------         -------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                                          658             245
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities/sales of securities available-for-sale............           1,031             190
Proceeds from maturities/sales of securities held-for-sale.................             600           5,000
Net (increase) decrease in federal funds sold..............................             (51)         (1,400)
Net (increase) decrease in loans receivable................................             374           1,874
Purchase of securities available-for-sale..................................               -            (324)
Purchase of securities held-to-maturity....................................               -          (8,701)
Purchase of premises and equipment.........................................            (129)            (78)
                                                                                    -------         -------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           1,825          (3,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits........................................          (1,995)          3,028
Net increase (decrease) in advances from borrowers for property
 taxes and insurance.......................................................            (159)           (143)
Proceeds from FHLB advances................................................               -           5,150
Repayments of FHLB advances................................................             (28)             (2)
Purchase of treasury stock.................................................            (314)              -
                                                                                    -------         -------
                        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (2,496)          8,033
                                                                                    -------         -------
                                          NET INCREASE (DECREASE) IN CASH               (13)          4,839
Cash and due from banks, beginning of year.................................           6,091           8,985
                                                                                    -------         -------
                                       CASH AND DUE FROM BANKS, END OF YEAR         $ 6,078         $13,824
                                                                                    =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest.....................................................         $ 1,035         $   948
                                                                                    =======         =======

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                   Accumulated
                                            Additional                Other        Unearned   Unearned                  Total
                                    Common   Paid-In    Retained   Comprehensive     ESOP       MRDP     Treasury   Stockholders'
                                    Stock    Capital    Earnings   Income (Loss)    Shares     Shares      Stock        Equity
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------
Balance at September 30, 1998....      $13     $12,261    $8,548           $  23      $(767)     $(355)   $(4,130)        $15,593
Comprehensive income:
 Net income......................        -           -       660               -          -          -          -             660
 Other Comprehensive income
  (loss) - unrealized loss on
  securities available-for-sale,
  net of reclassification
  adjustments for amounts
  Included in net income, net
  of tax benefit of $80..........        -           -         -            (156)         -          -          -            (156)
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------
Total comprehensive income.......        -           -       660            (156)         -          -          -             504
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------

Repurchase of common stock.......        -           -         -               -          -          -       (975)           (975)
Release of ESOP shares...........        -          16         -               -        102          -          -             118
Release of MRDP shares...........        -           -         -               -          -        173          -             173
Dividends paid ($.30 per share)..        -           -      (303)              -          -          -          -            (303)
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------

Balance at September 30, 1999....       13      12,277     8,905            (133)      (665)      (182)    (5,105)         15,110

     (Unaudited)
Comprehensive income:
 Net income......................        -           -       186               -          -          -          -             186
 Other Comprehensive income
  (loss) - unrealized loss on
  securities available-for-sale,
  net of reclassification
  adjustments for amounts
  Included in net income, net
  of tax benefit of $28..........        -           -         -             (55)         -          -          -             (55)
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------
Total comprehensive income.......        -           -       186             (55)         -          -          -             131
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------

Repurchase of common stock.......        -           -         -               -          -          -       (954)           (954)
Release of ESOP shares...........        -           7         -               -         26          -          -              33
Release of MRDP shares...........        -           -         -               -          -         31          -              31
Dividends paid ($.15 per share)..        -           -      (129)              -          -          -          -            (129)
                                    ------  ----------  --------   -------------   --------   --------   --------   -------------

Balance at December 31, 1999.....      $13     $12,284    $8,962           $(188)     $(639)     $(151)   $(6,059)        $14,222
                                    ======  ==========  ========   =============   ========   ========   ========   =============

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 1999 and for the period then ended include the accounts of Lexington B & L Financial Corp. and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B&L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1999, interim financial statements. The results of operations for the period ended December 31, 1999, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of December 31, 1999, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1999 and for the year then ended included in the Registrant's 1999 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1999 Annual Report to Shareholders to which reference is made.

NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):

                                                            Three Months Ended
                                                                December 31,
                                                             1999      1998
                                                             ----      ----
     Balance, September 30..............................    $ 599     $ 599
      Provision for loan losses.........................       12        13
      Recoveries on loans charged-off...................        7         2
      Charge offs.......................................       (7)      (13)
                                                            -----      ----

     Balance, December 31...............................    $ 611     $ 601
                                                            =====     =====

At December 31, 1999, non-performing assets were $386,000, which was .62% of total loans and .37% of total assets. This balance consisted of $346,000 in loans not accruing interest, $32,000 of foreclosed real estate, and $8,000 in loans past due 90 days or more and still accruing interest.

NOTE C--Investment Securities
-----------------------------

Investment securities, consist of the following at December 31, 1999 and September 30, 1999 (in thousands):


                                                      December 31, September 30,
                                                          1999         1999
                                                          ----         ----
   Available-for-Sale, at fair value:
     U.S. Government and federal agency obligations....  $ 7,245     $ 8,354
                                                          ------     -------

   Held-to-Maturity, at amortized cost:
     U.S. Government and federal agency obligations....  $19,383     $19,988
     State and municipal obligations...................    4,361       4,358
                                                         -------     -------
        Total held-to-maturity.........................  $23,744     $24,346
                                                         -------     -------
   Fair market value...................................  $22,886     $23,701
                                                         -------     -------

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE D--Earnings Per Share
--------------------------

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of EPS:

                                                                                               Three Months ended
                                                                                                   December 31,
                                                                                                 1999       1998
                                                                                               ------------------
                                                                                             (In thousands, except
                                                                                               per share amounts)
Basic earnings per share:
  Income available to common stockholders...................................................    $  186       $  144
                                                                                                ======       ======

  Average common shares outstanding.........................................................       823          892
                                                                                                ======       ======

  Basic earnings per share..................................................................    $ 0.23       $ 0.16
                                                                                                ======       ======
Diluted earnings per share:
  Income available to common stockholders...................................................    $  186       $  144
                                                                                                ======       ======

  Average common shares outstanding.........................................................       823          892
  Dilutive potential common shares outstanding due to common stock options and awards.......        20           24
                                                                                                ------       ------
  Average number of common shares and dilutive potential shares outstanding.................       843          916
                                                                                                ======       ======

Diluted earnings per share..................................................................    $ 0.22       $ 0.16
                                                                                                ======       ======


NOTE E--Stock Options
---------------------

The Company has authorized the adoption of a stock option plan. Under the stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or the B & L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of December 31, 1999.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




NOTE F--Employee Stock Ownership Plan
-------------------------------------

B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed $1,012,000 from the Company to fund the purchase of 101,200 shares of the Company's common stock. The loan is secured solely by the shares purchased and will be repaid by the ESOP in equal quarterly installments through of principal and interest payable at 8.25% through March 2006. B & L Bank makes quarterly contributions to the ESOP which are equal to the debt service less dividends received on unallocated ESOP shares. B & L Bank contributes approximately $149,600, including interest, annually to the ESOP. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on allocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $32,218 for the three months ended December 31, 1999 compared to $30,235 for the same period ended December 31, 1998.

A summary of ESOP shares at December 31, 1999 is as follows:

Shares Allocated                      34,747

Shares released for allocation         2,556

Unreleased shares                     63,897
                                    --------
         Total                       101,200
                                    --------

Fair value of unreleased shares     $830,661
                                    ========

NOTE G--Management Recognition and Development Plan
---------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and the B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At December 31, 1999, 20,240 shares were vested. The Company recognized $30,307 and $49,651 as MRDP compensation expense for the three months ended December 31, 1999 and 1998, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General
-------

  The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 1999 and 1998 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

  In November 1998, the Company formed a mortgage banking subsidiary, B & L Mortgage, Inc. The mortgage banking subsidiary was capitalized with $500,000 and has been originating residential mortgages for resale in the secondary mortgage market. The operations of the new mortgage subsidiary are included in the accompanying operating income starting with the three month period ended December 31, 1998

  The following should be read in conjunction with the Company's 1999 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.



                                                                          Three Months Ended                  At
                                                                          ------------------     ---------------------------
                                                                             December 31,          December 31, September 30,
                                                                             ------------          ------------ -------------
                                                                           1999        1998            1999          1999
                                                                           ----        ----            ----          ----
Per Share Data
   Basic earnings per share..........................................    $ .23       $  .16
   Diluted earnings per share........................................      .22          .16
   Cash dividends....................................................      .15          .15
   Book value (Tangible).............................................                                  $15.45        $15.19
Market price (closing price at end of period)........................                                  $13.00        $12.50
Selected Ratios
   Loans to deposits.................................................                                   75.27%        74.21%
Allowance for loan losses to loans...................................                                     .98%          .96%
   Equity to total assets............................................                                   13.63%        14.16%
   Return on equity..................................................     4.97%        3.97%
   Return on assets..................................................      .70%         .63%
   Efficiency ratio..................................................    66.41%       69.77%

Summary

  Consolidated net income for the three month period ended December 31, 1999 was $186,000; a $42,000 or 29.2% increase over the same period last year. Basic earnings per share of 23 cents increased 7 cents or 43.8% compared to the same period ended December 31, 1998. Diluted earnings per share increased 6 cents to 22 cents from the 16 cents per share earned for the three month period ended December 31, 1998. The increase in net income for the first quarter ended December 31, 1999 compared to the same period a year ago was the result of higher net interest income and increased service charges and mortgage-banking fees. However, higher non-interest expenses partially offset the effect of these favorable variances.

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

Analysis of change in net interest income

                                                    Three Months Ended               Three Months Ended
                                                    ------------------               ------------------
                                                   December 31, 1999 vs 1998        December 31, 1998 vs 1997
                                                   -------------------------        -------------------------
                                                   Change Due To                    Change Due To
                                                   -------------                    -------------
                                                 Average      Average              Average      Average
                                                 Volume        Rate    Total        Volume       Rate    Total
                                                 ------        ----    -----        ------       ----    -----
Interest income:
 Loans....................................        $    16    $  (25)  $  (9)         $  (24)   $  (26)  $ (50)
 Investment securities & interest
  bearing deposits........................            172       (26)    146              73       (24)     49
 Federal funds sold.......................            (13)        2     (11)              4       (13)     (9)
                                                  -------    ------   -----          ------    ------   -----
    Total interest income.................            175       (49)    126              53       (63)    (10)
Interest expense:
 Deposits.................................             82       (42)     40              29        23      52
 Advances from FHLB ......................             47        (3)     44              14         4      18
 Notes payable............................             (2)        -      (2)             (2)       (1)     (3)
                                                  -------    ------   -----          ------    ------   -----
    Total interest expense................            127       (45)     82              41        26      67
                                                  -------    ------   -----          ------    ------   -----
Net interest income.......................        $    48    $   (4)  $  44          $   12    $  (89)  $ (77)
                                                  =======    ======   =====          ======    ======   =====

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Net Interest Income-continued

Total interest income for the three month period ended December 31, 1999 increased $126,000 or 7.2%, over the comparable period a year ago. Interest expense for the three month periods ended December 31, 1999, increased $82,000 or 8.2% over the same period a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                              Three Months Ended               Three Months Ended
                                              December 31, 1999                 December 31, 1998
                                              -----------------                 -----------------
                                                      Interest                     Interest
                                            Average   Income/   Yield/   Average   Income/   Yield/
                                            Balance   Expense    Rate    Balance   Expense    Rate
                                            --------  --------  -------  --------  --------  -------
Interest Earning Assets
 Loans...............................       $ 62,711    $1,319    8.34%   $61,959    $1,328    8.50%
 Investment securities & interest
 bearing deposits....................         39,200       539    5.46%    27,281       393    5.72%
 Federal funds sold..................            810        10    4.90%     2,074        21    4.02%
                                            --------    ------   -----    -------    ------    ----
  Total Earning Assets/Average Yield         102,721     1,868    7.22%    91,314     1,742    7.57%

Interest Bearing Liabilities
 Deposits............................         78,798     1,008    5.08%    72,481       968    5.30%
 Advances from FHLB..................          5,151        67    5.16%     1,595        23    5.72%
 Notes payable.......................            273         7   10.17%       388         9    9.20%
                                            --------    ------   -----    -------    ------    ----
Total Interest Bearing Liabilities/
 Average Yield.......................         84,222     1,082    5.10%    74,464     1,000    5.33%
                                                        ------                       ------
Net Interest Income..................                   $  786                       $  742
                                                        ======                       ======
Net interest Spread..................                             2.12%                        2.24%
Net Interest Margin..................                             3.04%                        3.22%

Net interest income for the three month period ended December 31, 1999 was $786,000, a 5.94% increase over the same period last year. The increase in net interest income was due primarily to a higher volume of earning assets. Offsetting the effects of the higher volume of earning assets was a narrowing of the net interest spread, which declined 12 basis points to 2.12% for the quarter ended December 31, 1999. The decrease in the net interest spread can be partly attributed to the change in the mix of earning assets which resulted in a larger percentage of the Company's earning assets invested in securities, which return a lower yield than loans. The increase in securities was the result of match funding an increase in short-term public deposits. The decrease in the cost of funds of 23 basis points can be attributed to certificates of deposits on which the average interest rate has declined as a result of certificates written or renewed during the low interest rate environment early in 1999. Also, contributing to the lower cost of funds was the increased volume of public deposits which carry a lower rate of interest.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



Risk Elements of Loan Portfolio

  Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                               December 31,  September 30,
                                                                                   1999          1999
                                                                               ------------  -------------
                 Non-accrual loans...........................................         $ 346          $ 377
                 Loans past due 90 days or more and still accruing interest..             8             --
                 Foreclosed real estate and other repossessed assets.........            32             32
                                                                                      -----          -----
                  Total non-performing assets................................         $ 386          $ 457
                                                                                      =====          =====

  Non performing assets at December 31, 1999 were .37% of total assets, compared to .43% of total assets at September 30, 1999. Non-accrual loans at December 31, 1999 consisted primarily of residential real estate loans, commercial and commercial real estate loans.

Provision for Loan Losses/Allowance for Loan Losses

  The provision for loan losses decreased $1,000 for the three months ended December 31, 1999 compared to the same period a year ago. Loan charge offs totaled $7,000 for the three month period ended December 31, 1999 compared to $13,000 during the three month period ended December 31, 1998. Loan recoveries were $7,000 during the quarter ended December 31, 1999 and $2,000 for the comparable period last year. The allowance for loan losses at December 31, 1999 was $611,000 or .98% of outstanding loans compared to $599,000 or .96% at September 30, 1999.

Non-Interest Income

  Non-interest income for the three month period ended December 31, 1999 of $120,000 increased $35,000 over the three month period ended December 31, 1998. The increase in non-interest income resulted from a increases in mortgage-banking fees of $24,000 and deposit service charges and other fees of $20,000.

Non-Interest Expense

  Non-interest expense of $624,000 increased $29,000 or 4.9% from the same period last year. Salaries and benefit cost decreased $8,000 during the quarter ended December 31, 1999 from the same period last year primarily from a reduction in the cost of Management Recognition and Development Plan and the ESOP Plan. The Management Recognition Development Plan expense was $31,000 for the quarter ended December 31, 1999, compared to $50,000 for the same period last year. ESOP expense of $33,000 increased $3,000 over the amount expensed in the three month period ended December 31, 1998. Other operating expenses increased $34,000 during the quarter ended December 31, 1999 over the same period a year ago as a result of a general increase in miscellaneous expenses.

Income Taxes

  The lower effective income tax rate for the three months ended December 31, 1999 of 31% compared to 34% for the same period last year can be attributed to an increase in tax-exempt interest income on the Company's state and municipal securities portfolio.

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

  The primary source of liquidity for the Company's subsidiaries is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank, of which both bank subsidiaries are members. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

  Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines ("FHLB") and correspondent banks. Excess funds over balances required to cover bank charges for services are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

  At December 31, 1999, total stockholders equity of $14,222,000 represented 13.6% of total assets compared to $15,110,000 or 14.2% of total assets at September 30, 1999 and exceeded regulatory requirements and the Company's peer group average.


Liquidity and Capital Resources-continued

B & L Bank

  The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. B & L Bank's liquidity ratio was 20.3% at December 31, 1999. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

  The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 1999.

                                                                Minimum
                                                B & L Bank      Required
                                                Ratios at        Capital
                                            December 31, 1999    Ratios
                                            ------------------  ---------

          Risk-based capital.................            22.8%       8.0%
          Core capital.......................            12.4%       3.0%
          Tangible capital...................            12.4%       1.5%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Lafayette County Bank

  The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summaries Lafayette County Bank's capital ratios and ratios required by regulation at December 31, 1999.


                                                                                        Lafayette        Minimum
                                                                                       County Bank      Required
                                                                                        Ratios at        Capital
                                                                                    December 31, 1999    Ratios
                                                                                    -----------------   --------

     Risk-based capital...............................................                           17.1%       8.0%
     Tier 1 capital to net risk-weighted assets.......................                           15.9%       4.0%
     Tangible equity ratio............................................                            7.5%       4.0%

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Item 27 Financial Data Schedule

(b)  Reports on Form 8K
     Registrant filed no Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Lexington B & L Financial Corp.



          Date 2-10-2000                     By: /s/ William J. Huhmann
               ------------------                ---------------------------


          Date 2-11-2000                     By: /s/ E. Steva Vialle
               ------------------                ---------------------------