Form 10QSB
period 2000-03-31
LEXINGTON B & L FINANCIAL CORP
filed 2000-05-10
CIK 1008598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-QSB

                               -----------------

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending    March 31, 2000
                                       -----------------

                                      or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   -------------

Commission File Number   0-28120
                       -----------

                        Lexington B & L Financial Corp.
                        -------------------------------

              Missouri                                        43-1739555
----------------------------------------                ---------------------
(State or other jurisdiction of I.R.S.                    (I.R.S. Employer
Employer Incorporation or organization)                  Identification NO.)


  919 Franklin Avenue,  Lexington, Mo                           64067
---------------------------------------                 ---------------------
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

                            Yes    X      No
                                  ----       ----


As of April 21, 2000, there were 828,083 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                            Yes           No    X
                                 -----       ------

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                MARCH 31, 2000


INDEX                                                                     PAGE
-----                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                             3

  CONSOLIDATED STATEMENTS OF INCOME                                          4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10-16


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                                  17

ITEM 2 - CHANGES IN SECURITIES                                              17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                  17

ITEM 5 - OTHER INFORMATION                                                  17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                  18

                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)


                                                                                          March 31,      September 30,
                                                                                            2000             1999
                                                                                         -----------     -------------
                                                                                         (Unaudited)

ASSETS
Cash and due from banks......................................................             $    1,558       $    1,872
Interest-bearing deposits....................................................                  3,351            4,219
Investment securities
  Available-for-sale, at fair value..........................................                  7,225            8,354
  Held-to-maturity (fair value of $21,582 and $23,701, respectively,)........                 22,786           24,346
Federal funds sold...........................................................                  4,636              518
Stock in Federal Home Loan Bank of Des Moines ("FHLB").......................                    543              535
Loans held for sale..........................................................                    105              467
Loans  receivable,  less allowance for loan losses of $616 at March 31, 2000
  and $599 at September 30, 1999.............................................                 61,444           62,126
Accrued interest receivable..................................................                    960            1,025
Premises and equipment.......................................................                  1,420            1,180
Foreclosed real estate.......................................................                      -               32
Cost in excess of net assets acquired........................................                    900              937
Other assets.................................................................                  1,153            1,082
                                                                                          ----------      -----------
                                                                        TOTAL ASSETS      $  106,081      $   106,693
                                                                                          ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits...................................................................             $   85,964      $    85,150
  Advances from borrowers for taxes and insurance............................                     79              182
  Advances from FHLB.........................................................                  5,065            5,162
  Notes payable..............................................................                    273              273
  Other liabilities..........................................................                    744              816
                                                                                          ----------      -----------
                                                                   TOTAL LIABILITIES          92,125           91,583

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued...                       -                -
  Common stock, $.01 par value;  8,000,000 shares authorized,
    1,265,000 shares issued and outstanding..................................                     13               13
  Additional paid-in-capital.................................................                 12,290           12,277
  Retained earnings - substantially restricted...............................                  9,133            8,905
  Accumulated other comprehensive income.....................................                   (250)            (133)
  Unearned ESOP shares.......................................................                   (613)            (665)
  Unearned MRDP shares.......................................................                   (121)            (182)
  Treasury stock at cost (436,917 and 332,215 shares, respectively)..........                 (6,496)          (5,105)
                                                                                          ----------      -----------
                                                          TOTAL STOCKHOLDERS' EQUITY          13,956           15,110
                                                                                         -----------      -----------
                                          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $   106,081      $   106,693
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                                        Three Months Ended       Six Months Ended
                                                                            March 31,                March 31,
                                                                        2000         1999        2000         1999
                                                                        ----         ----        ----         ----
                                                                           (Unaudited)              (Unaudited)
Interest Income
  Mortgage loans....................................................    $  993      $ 1,010     $ 1,974     $ 1,968
  Other loans.......................................................       329          342         667         712
  Investment securities and interest-bearing deposits...............       502          504       1,041         897
  Federal funds sold................................................        55           23          65          44
                                                                        ------      -------     -------     -------
                                             TOTAL INTEREST INCOME       1,879        1,879       3,747       3,621
Interest Expense
  Deposits..........................................................     1,028        1,010       2,036       1,978
  Advances from FHLB................................................        66           67         133          90
  Notes payable.....................................................         6            9          13          18
                                                                        ------      -------     -------     -------
                                            TOTAL INTEREST EXPENSE       1,100        1,086       2,182       2,086
                                                                        ------      -------     -------     -------
                                               NET INTEREST INCOME         779          793       1,565       1,535
Provision for loan losses...........................................        14           13          26          26
                                                                        ------      -------     -------     -------
               Net Interest Income After Provision for loan losses         765          780       1,539       1,509
Noninterest Income
  Service charges and other fees....................................        63           58         138         112
  Commission, net...................................................        16           26          25          37
  Income (loss) from foreclosed assets..............................        (3)           -          (3)          1
  Gain ( loss) on sale of investments...............................         -            1           -           7
  Other.............................................................        30           14          66          27
                                                                        ------      -------     -------     -------
                                          TOTAL NONINTEREST INCOME         106           99         226         184
Noninterest Expense
  Employee compensation and benefits................................       370          394         729         761
  Occupancy costs...................................................        52           51         101         100
  Advertising.......................................................         7            7          19          21
  Data processing...................................................        29           32          54          60
  Federal insurance premiums........................................         5            8          13          16
  Professional and consulting fees..................................        45           37          79          63
  Amortization of intangible assets arising from acquisitions.......        18           18          37          37
  Other.............................................................       101          136         219         220
                                                                        ------      -------     -------     -------
                                         TOTAL NONINTEREST EXPENSE         627          683       1,251       1,278
                                                                        ------      -------     -------     -------
                                        INCOME BEFORE INCOME TAXES         244          196         514         415
Income taxes........................................................        83           72         167         147
                                                                        ------      -------     -------     -------
                                                        NET INCOME      $  161      $   124     $   347     $   268
                                                                        =======     =======     =======     =======

Basic Earnings Per Share............................................    $  0.22     $  0.14     $  0.45     $  0.30
                                                                        =======     =======     =======     =======
Diluted Earnings Per Share..........................................    $  0.21     $  0.14     $  0.43     $  0.30
                                                                        =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                             2000        1999
                                                                                           -------     -------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................     $   347    $    268
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization.......................................................          45          39
  Amortization of premiums and discounts..............................................          (3)          4
  Amortization of deferred loan fees..................................................           3           -
  Provision for salary continuation plan costs........................................          42          39
  Amortization of cost in excess of net assets acquired...............................          37          37
  Gain on held-to-maturity securities.................................................           -           7
  Provision for loan losses...........................................................          26          26
  Originations of loans held for sale.................................................      (2,185)          -
  Proceeds from sale of loans held for sale...........................................       2,547           -
  ESOP shares released................................................................          65          59
  Amortization of MRDP................................................................          61         100
  Changes to assets and liabilities increasing (decreasing) cash flows................         (62)       (238)
                                                                                          --------    --------
                                         NET CASH FLOW PROVIDED BY OPERATING ACTIVIES          923         341
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale......................       1,062         550
 Proceeds from maturities/sales of securities held-for-sale...........................       1,756       8,069
 Net (increase) decrease in federal funds sold........................................      (4,118)        325
 Net (increase) decrease in loans receivable..........................................         680         186
 Purchase of securities available-for-sale............................................        (100)     (1,324)
 Purchase of securities held-to-maturity..............................................        (199)    (18,668)
 Proceeds from sales of foreclosed real estate........................................           3           -
 Purchase of premises and equipment...................................................        (285)       (128)
                                                                                          --------    --------
                                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (1,201)    (10,990)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits..................................................         814       8,729
 Net increase (decrease) in advances from borrowers for property
  taxes and insurance.................................................................        (103)        (88)
 Proceeds from FHLB advances..........................................................           -       5,150
 Repayments of FHLB advances..........................................................         (97)        (66)
 Purchase of FHLB stock...............................................................          (8)        (15)
 Dividends............................................................................        (119)       (151)
 Purchase of treasury stock...........................................................      (1,391)          -
                                                                                          --------    --------
                                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (904)     13,559
                                                                                          --------    --------
                                                      NET INCREASE (DECREASE) IN CASH       (1,182)      2,910
Cash and due from banks, beginning of year............................................       6,091       8,985
                                                                                          --------    --------
                                               CASH AND DUE FROM BANKS, END OF PERIOD     $  4,909    $ 11,895
                                                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest..............................................................    $  1,035    $    948
                                                                                          ========    ========
  Cash paid for income taxes..........................................................    $    180    $    215
                                                                                          ========    ========
  Noncash investing and financing-loans to facilitate sale of real estate.............    $     29    $      -
                                                                                          ========    ========

See accompanying notes to consolidated financial statements.

                         LEXINGTON B& L FINANCIAL CORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                            (Dollars in thousands)

                                                                     Accumulated
                                            Additional                  Other       Unearned   Unearned                 Total
                                   Common    Paid-In     Retained   Comprehensive     ESOP       MRDP     Treasury   Stockholders'
                                   Stock     Capital     Earnings   Income (Loss)    Shares     Shares      Stock       Equity
                                   ------   ----------   --------   -------------   --------   --------   --------   -------------
Balance at September 30, 1998...    $ 13    $ 12,261     $ 8,548      $     23       $ (767)    $ (355)    $(4,130)    $ 15,593
Comprehensive income:
 Net income.....................       -           -         660             -            -          -           -          660
 Other Comprehensive income
  (loss) - unrealized loss on
  securities available-for-sale,
  net of reclassification
  adjustments for amounts
  included in net income, net
  of tax benefit of $80,........       -           -           -          (156)           -          -           -         (156)
                                    ----    --------     -------      --------       ------     ------     -------     --------
Total comprehensive income......       -           -         660          (156)           -          -           -          504
                                    ----    --------     -------      --------       ------     ------     -------     --------

Repurchase of common stock......       -           -           -             -            -          -        (975)        (975)
Release of ESOP shares..........       -          16           -             -          102          -           -          118
Release of MRDP shares..........       -           -           -             -            -        173           -          173
Dividends paid ($.30
 per share).....................       -           -        (303)            -            -          -           -         (303)
                                    ----    --------     -------      --------       ------     ------     -------     --------

Balance at September 30, 1999...      13      12,277       8,905          (133)        (665)      (182)     (5,105)      15,110
         (Unaudited)
Comprehensive income:
 Net income.....................       -           -         347             -            -          -           -          347
 Other Comprehensive income
  (loss) - unrealized loss on
  securities available-for-sale,
  net of reclassification
  adjustments for amounts
  included in net income, net
  of tax benefit of $28.........       -           -           -          (117)           -          -           -         (117)
                                    ----    --------     -------      --------       ------     ------     -------     --------
Total comprehensive income......       -           -         347          (117)           -          -           -          230
                                    ----    --------     -------      --------       ------     ------     -------     --------

Repurchase of common stock......       -           -           -             -            -          -      (1,391)      (1,391)
Release of ESOP shares..........       -          13           -             -           52          -           -           65
Release of MRDP shares..........       -           -           -             -            -         61           -           61
Dividends paid ($.15
 per share).....................       -           -        (119)            -            -          -           -         (119)
                                    ----    --------     -------      --------       ------     ------     -------     --------

Balance at March 31, 2000.......    $ 13    $ 12,290     $ 9,133      $   (250)      $ (613)    $ (121)    $(6,496)    $ 13,956
                                    ====    ========     =======      ========       ======     ======     =======     ========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of March 31, 2000 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B&L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2000, interim financial statements. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of March 31, 2000, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1999 and for the year then ended included in the Registrant's 1999 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1999 Annual Report to Shareholders to which reference is made.


NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):

                                                Three Months Ended       Six Months Ended
                                                    March 31,               March 31,
                                                 2000        1999        2000        1999
                                               --------    --------    --------    --------
Balance, beginning of period..............     $    611    $    601    $    599    $    599
  Provision for loan losses...............           14          13          26          26
  Recoveries on loans charged-off.........            1           2           8           4
  Charge offs.............................          (10)        (20)        (17)        (33)
                                               --------    --------    --------    --------
Balance, ended of period..................     $    616    $    596    $    616    $    596
                                               ========    ========    ========    ========

At March 31, 2000, non-performing assets were $782,000, which was 1.26% of total loans and .74% of total assets. This balance consisted of $709,000 in loans not accruing interest, $73,000 in loans past due 90 days or more and still accruing interest.


NOTE C--Investment Securities
-----------------------------

Investment securities consist of the following at March 31, 2000 and September 30, 1999 (in thousands):

                                                              March 31,   September 30,
                                                                2000           1999
                                                                ----           ----
Available-for-Sale, at fair value:
    U.S. Government and federal agency obligations.........   $   7,225     $   8,354
                                                              ---------     ---------

Held-to-Maturity, at amortized cost:
    U.S. Government and federal agency obligations.........   $  18,681     $  19,988
    State and municipal obligations........................       4,105         4,358
                                                              ---------     ---------
        Total held-to-maturity.............................   $  22,786     $  24,346
                                                              ---------     ---------
Fair market value..........................................   $  21,582     $  23,701
                                                              =========     =========

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

                                                                Three Months Ended     Six Months Ended
                                                                     March 31,             March 31,
                                                                 2000        1999      2000        1999
                                                                 ----        ----      ----        ----
Basic earnings per share:
   Income available to common stockholders...................   $  161      $  124    $  347      $  268
   Average common shares outstanding.........................      746         892       782         892
   Basic earnings per share..................................   $ 0.22      $ 0.14    $ 0.45      $ 0.30
                                                                ======      ======    ======      ======

Diluted earnings per share:
   Income available to common stockholders...................   $  161      $  124    $  347      $  268
   Average common shares outstanding.........................      746         892       782         892
   Dilutive potential common shares outstanding due to
     common stock options and awards.........................       23          23        22          19
                                                                ------      ------    ------      ------
   Average number of common shares and dilutive potential
     shares outstanding......................................      769         915       804         911
   Diluted earnings per share................................   $ 0.21      $ 0.14    $ 0.43      $ 0.30
                                                                ======      ======    ======      ======

NOTE E--Management Recognition and Development Plan
---------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At March 31, 2000, 20,245 shares were vested. The Company recognized $30,307 and $60,613, respectively, as MRDP compensation expense for the three and six months ended March 31, 2000, and $49,651 and $99,302, respectively, for the three and six months ended March 31, 1999. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on allocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $32,226 and $64,444 for the three and six month periods ended March 31, 2000, respectively, compared to $28,545 and $58,780 for the same periods a year ago.

A summary of ESOP shares at March 31, 2000 is as follows:

          Shares Allocated                           34,747
          Shares released for allocation              5,112
          Unreleased shares                          61,341
                                                  ---------
              Total                                 101,200
                                                  ---------
          Fair value of unreleased shares         $ 766,763
                                                  =========

NOTE G--Stock Options
---------------------

The Company has authorized the adoption of a stock option plan. Under the stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have beeen exercised as of March 31, 2000.

NOTE H--Contingencies
---------------------

On March 28, 2000 the Company entered into a contract in the amount of $2,561,000 for the construction of a new banking facility to be located in Lexington, Missouri. The new facility is being built to accommodate the merger of the Company's two banking subsidiaries. Construction is expected to take approximately 12 months.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

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

                                         Three Months Ended         Six Months Ended
                                             March 31,                 March 31,
                                          2000         1999         2000         1999
                                          ----         ----         ----         ----
Per share Data
 Basic earnings per share..........     $  0.22      $  0.14      $  0.45      $  0.30
 Dulited earnings per share........     $  0.21      $  0.14      $  0.43      $  0.30
 Cash dividends....................     $    -       $    -       $  0.15      $  0.15

Selected Ratios
 Return on average assets..........        0.60%        0.47%        0.66%        0.53%
 Return on stockholders' equity....        4.53%        3.16%        4.78%        3.26%
 Efficiency ratio..................       68.81%       74.55%       67.78%       72.25%

                                                               ------------At-------------
                                                               March 31,     September 30,
                                                                  2000           1999
                                                                  ----           ----
Book value (tangible) per share............................    $  15.77        $  15.19
Market price (closing price at end of period)..............    $  12.50        $  12.50
Selected Ratios
 Loans to deposits.........................................       72.19%          74.21%
 Allowance for loan losses to loans........................        0.99%           0.95%
 Equity to total assets....................................       13.16%          14.16%

Summary

Consolidated net income for the six month period ended March 31, 2000 was $347,000, an increase of $79,000 or 29.5% over the same period last year. Basic earnings per share of 45 cents increased 15 cents over a year ago and diluted earnings per share increased 13 cents to 21 cents per share. The increase in net income for the six month period can be attributed to a $30,000 increased in net interest income, a $42,000 increase in non-interest income, and a decline in non-interest expense of $27,000.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Summary (con't)

Consolidated net income for the three month period ended March 31, 2000 was $161,000, a $37,000 or 29.8% increase over the same period last year. Basic earnings per share of 22 cents increased 8 cents or 57.1% compared to the same period ended March 31, 1999. Diluted earnings per share of 21 cents, increased 7 cents over the 14 cents per share earned for the three month period ended March 31, 1999. The increase in net income for the quarter ended March 31, 2000 compared to the same period a year ago was the result of increased non-interest income and lower non-interest expense.

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

Analysis of change in net interest income

                                               Three Months Ended                 Six Months Ended
                                             March 31, 2000 vs 1999            March 31, 2000 vs 1999
                                             ----------------------            ----------------------
                                             Change Due To                    Change Due To
                                           -----------------                ------------------
                                           Average   Average                Average    Average
                                           Volume     Rate       Total       Volume     Rate      Total
                                           ------     ----       -----       ------     ----      -----
Interest income:
 Loans................................     $   11    $  (40)    $  (29)      $   31    $  (70)   $  (39)
 Investment securities & interest
  bearing deposits....................        (53)       51         (2)          82        62       144
 Federal funds sold...................         31         -         31            5        16        21
                                           ------    ------     ------       ------    ------    ------
       Total interest income..........        (11)       11          -          118         8       126
Interest expense:
 Deposits.............................         12         5         17           94       (36)       58
 Advances from FHLB...................         (2)        1         (1)          47        (4)       43
 Notes payable........................         (2)        -         (2)          (4)       (1)       (5)
                                           ------    ------     ------       ------    ------    ------
       Total interest expense.........          8         6         14          137       (41)       96
                                           ------    ------     ------       ------    ------    ------
Net interest income...................     $  (19)   $    5     $  (14)      $  (19)   $   49    $   30
                                           ======    ======     ======       ======    ======    ======

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Total interest income was unchanged for the three months and increased $126,000 for the six month periods ended March 31, 2000 compared to the same periods a year ago. Interest expense for the three and six month periods ended March 31, 2000, increased $14,000 and $96,000, respectively, over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands).:

                                                  Three Months Ended                  Three Months Ended
                                                    March 31, 2000                      March 31, 1999
                                           -------------------------------      -------------------------------
                                                       Interest                             Interest
                                           Average     Income/      Yield/      Average     Income/      Yield/
                                           Balance     Expense       Rate       Balance     Expense       Rate
                                           -------     --------     ------      -------     --------     ------
Interest Earning Assets
 Loans................................     $ 62,508    $ 1,322       8.48%      $ 62,003    $ 1,352       8.84%
 Investment securities & interest
  bearing deposits....................       33,755        502       5.97%        37,553        504       5.44%
 Federal funds sold...................        3,739         55       5.90%         1,601         23       5.83%
                                           --------    -------      -----       --------    -------      -----
   Total Earning Assets/Average Yield.      100,002      1,879       7.54%       101,157      1,879       7.53%

Interest Bearing Liabilities
 Deposits.............................       80,311      1,028       5.13%        79,335      1,010       5.16%
 Advances from FHLB...................        5,120         66       5.17%         5,266         67       5.16%
 Notes payable........................          273          6      10.00%           368          9      10.00%
                                           --------    -------      -----       --------    -------      -----
   Total Interest Bearing Liabilities/
    Average Yield.....................       85,704      1,100       5.15%        84,969      1,086       5.18%
                                                       -------                              -------
Net Interest Income...................                 $   779                              $   793
                                                       =======                              =======
Net interest Spread...................                               2.39%                                2.35%
Net Interest Margin...................                               3.12%                                3.18%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Net Interest Income - continued

                                                   Six Months Ended                    Six Months Ended
                                                    March 31, 2000                      March 31, 1999
                                           -------------------------------      -------------------------------
                                                       Interest                             Interest
                                           Average     Income/      Yield/      Average     Income/      Yield/
                                           Balance     Expense       Rate       Balance     Expense       Rate
                                           -------     --------     ------      -------     --------     ------
Interest Earning Assets
 Loans.................................    $ 62,624    $ 2,641       8.41%      $ 61,982    $ 2,680       8.67%
 Investment securities & interest
  bearing deposits.....................      35,152      1,041       5.91%        32,416        897       5.55%
 Federal funds sold....................       2,066         65       6.28%         1,838         44       4.80%
                                           --------    -------      -----       --------    -------      -----
   Total Earning Assets/Average Yield..      99,842      3,747       7.49%        96,236      3,621       7.55%

Interest Bearing Liabilities
 Deposits..............................      79,447      2,036       5.11%        76,088      1,978       5.21%
 Advances from FHLB....................       5,138        133       5.16%         3,336         90       5.41%
 Notes payable.........................         273         13      10.00%           368         18      10.00%
                                           --------    -------      -----       --------    -------      -----
   Total Interest Bearing Liabilities/
    Average Yield......................      84,858      2,182       5.13%        79,792      2,086       5.25%
                                                       -------                              -------
Net Interest Income....................                $ 1,565                              $ 1,535
                                                       =======                              =======
Net interest Spread....................                              2.36%                                2.30%
Net Interest Margin....................                              3.13%                                3.20%

     Net interest income for the three and six month periods ended March 31, 2000 was $779,000 and $1,565,000, respectively. Net interest income decreased $14,000 for the quarter and increased $30,000 for the six month period over the same periods last year. The decrease in net interest income for the quarter ended March 31, 2000 can be attributed to a lower volume of earning assets resulting partially from the use of funds to repurchase the Company's common stock. The net interest spread increased 4 and 6 basis points, respectively, in the quarter and six month period ended March 31, 2000 compared with the comparable periods a year ago. The increased in the net interest spread can be partly attributed to a lower cost of funds resulting from a favorable change in the mix of funding. The cost of funds decreased 3 basis points during the quarter and 12 basis points during the six months ended March 31, 2000, compared to the same periods a year ago.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Risk Elements of Loan Portfolio

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                      March 31,   September 30,
                                                                        2000          1999
                                                                      ---------   -------------
     Non-accrual loans............................................     $   709       $   425
     Loans past due 90 days or more and still accruing interest...          73             5
     Foreclosed real estate and other repossessed assets..........           -            32
                                                                       -------       -------
                     Total non-performing assets..................     $   782       $   462
                                                                       =======       =======

    Non performing assets at March 31, 2000 were .74% of total assets, compared to .43% of total assets at September 30, 1999. Non-accrual loans at March 31, 2000 consisted primarily of residence real estate loans, commercial and commercial real estate loans.

Provision for Loan Losses/Allowance for Loan Losses

     The provision for loan losses for the three and six months ended March 31, 2000 were $14,000 and $26,000, respectively, and unchanged from amounts recorded in the same periods a year ago. Loan charge offs totaled $10,000 and $17,000 for three and six month period ended March 31, 2000 compared to $20,000 and $33,000, respectively, during the three and six month periods ended March 31, 1999. Loan recoveries were $8,000 for the six months ended March 31, 2000 compared to $4,000 for the same period last year. The allowance for loan losses at March 31, 2000 was $616,000 or .99% of outstanding loans compared to $599,000 or .95% at September 30, 1999.

Non-Interest Income

     Non-interest income for the three month period ended March 31, 2000 of $106,000 increased $7,000 over the three month period ended March 31, 1999. For the six month period ended March 31, 2000 non-interest income of $226,000 increased $42,000 over the $184,000 reported for the same period last year. The increase in non-interest income resulted from primarily from increases in service charges and mortgage banking fees.

Non-Interest Expense

     Non-interest expense of $627,000 and $1,251,000, respectively, for the three and six months ended March 31, 2000, decreased $56,000 and $27,000, respectively, from the comparable periods a year ago. Salaries and benefit cost decreased $24,000 and $32,000, respectively, during the three and six months ended March 31, 2000 from the same periods last year. The decrease in salaries and benefits is primarily from a reduction in the cost of Management Recognition and Development Plan. The Management Recognition Development Plan expense of $30,000 and $61,000, respectively, for the quarter and six months ended
March 31, 2000, decreased $19,000 and $38,000, respectively, from amounts reported for the same periods last year.

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

     At March 31, 2000, total stockholders' equity of $13,956,000 represented 13.2% of total assets compared to $15,110,000 or 14.2% of total assets at September 30, 1999. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

B & L Bank

     The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdraw able deposits and short-term borrowing. B & L Bank's liquidity ratio was 18.8% at March 31, 2000. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes
B & L Bank's capital ratios and the ratios required by regulation at March 31, 2000.

                                                                 Minimum
                                                B & L Bank       Required
                                                Ratios at        Capital
                                              March 31, 2000      Ratios
                                              --------------     --------
     Risk-based capital.....................      23.1%            8.0%
     Core capital...........................      12.9%            4.0%
     Tangible capital.......................      12.9%            1.5%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources  con't
--------------------------------------

Lafayette County Bank

     The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summaries Lafayette County Bank's capital ratios and ratios required by regulation at March 31, 2000.

                                                Lafayette        Minimum
                                               County Bank       Required
                                                Ratios at        Capital
                                              March 31, 2000      Ratios
                                              --------------     --------
     Risk-based capital....................        16.8%           8.0%
     Tier 1 capital to net
       risk-weighted assets................        15.6%           4.0%
     Tangible equity ratio.................         7.5%           4.0%


Commitments-Stock Repurchase
----------------------------

On December 22, 1999 and March 22, 2000 the Company's Board of Directors authorized Management to purchase up to 10% and 5%, respectively, of the Company's outstanding common stock or approximatey 131,402 shares. As of March 31, 2000 approximately 104,702 shares have been purchased for $1,391,000.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders' of the Company ("Meeting") was held on January 26, 2000. The results of the vote on the matters presented at the Meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                        Vote For              Vote Withheld
                                        --------              -------------
    Norman Vialle                        693,108                 141,076
    Charles R. Wilcoxon                  691,406                 142,778

The terms of Directors Erwin Oetting, Jr., Steve Oliaro, and E Steva Vialle continued on after the meeting.

2. The firm of Moore, Horton & Carlson P.C was ratified as auditors for the fiscal year ended September 30, 2000.

                                        Vote For              Vote Withheld
                                        --------              -------------
    Ratification of Auditors             808,152                  26,032

Broker non-votes totaled  -0-
                          ===

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 27  FINANCIAL DATA SCHEDULE

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Lexington B & L Financial Corp.


      Date 5/1/00                      By: /s/ William J. Huhmann
           ------------------              --------------------------------




      Date 5/2/00                      By: /s/ E. Steva Vialle
           ------------------              --------------------------------