Form 10QSB
period 2000-06-30
LEXINGTON B & L FINANCIAL CORP
filed 2000-08-09
CIK 1008598

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                   FORM 10-QSB
                                -----------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ending   June 30, 2000
                                ----------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number      0-28120
                       -------------------

                         Lexington B & L Financial Corp.
                         -------------------------------

               Missouri                                    43-1739555
----------------------------------------               -------------------
(State or other jurisdiction of I.R.S.                  (I.R.S. Employer
Employer Incorporation or organization)                Identification NO.)

  919 Franklin Avenue,  Lexington, Mo                         64067
----------------------------------------                  ------------
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

                                         Yes    X      No
                                              -----        -----



As of August 4, 2000, there were 794,883 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                         Yes            No   X
                                              -----        -----
================================================================================

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                 JUNE 30, 2000

INDEX                                                                  PAGE
-----                                                                  ----

PART I -  FINANCIAL INFORMATION
------------------------------

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                          3

  CONSOLIDATED STATEMENTS OF INCOME                                       4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                   5

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7-9

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         10-16


PART II - OTHER INFORMATION
---------------------------

ITEM 1 -  LEGAL PROCEEDINGS                                              17

ITEM 2 -  CHANGES IN SECURITIES                                          17

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4 -  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS              17

ITEM 5 -  OTHER INFORMATION                                              17

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                               18

                        LEXINGTON B & L FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                    June  30,    September 30,
                                                                                     2000            1999
                                                                                     ----            ----
                                                                                  (Unaudited)
ASSETS
Cash and due from banks.......................................................    $  1,838        $  1,872
Interest-bearing deposits.....................................................       1,666           4,219
Investment securities
  Available-for-sale, at fair value...........................................       7,728           8,354
  Held-to-maturity (fair value of $21,588 and $23,701, respectively,).........      22,434          24,346
Federal funds sold............................................................         464             518
Stock in Federal Home Loan Bank of Des Moines ("FHLB")........................         543             535
Loans held for sale...........................................................         477             467
Loans  receivable,  less  allowance for loan losses of $625 at June 30, 2000
 and $599 at September 30, 1999...............................................      63,413          62,126
Accrued interest receivable...................................................       1,056           1,025
Premises and equipment........................................................       1,531           1,180
Foreclosed real estate........................................................           -              32
Cost in excess of net assets acquired.........................................         882             937
Other assets..................................................................       1,136           1,082
                                                                                  --------        --------
    TOTAL ASSETS..............................................................    $103,168        $106,693
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits....................................................................    $ 83,004        $ 85,150
  Advances from borrowers for taxes and insurance.............................         127             182
  Advances from FHLB..........................................................       5,034           5,162
  Notes payable...............................................................         273             273
  Other liabilities...........................................................       1,015             816
                                                                                  --------        --------
    TOTAL LIABILITIES.........................................................      89,453          91,583

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued.....           -               -
  Common stock, $.01 par value;  8,000,000 shares  authorized,  1,265,000
   shares issued and outstanding..............................................          13              13
  Additional paid-in-capital..................................................      12,292          12,277
  Retained earnings - substantially restricted................................       9,244           8,905
  Accumulated other comprehensive income......................................        (217)           (133)
  Unearned ESOP shares........................................................        (588)           (665)
  Unearned MRDP shares........................................................         (95)           (182)
  Treasury stock at cost (470,117 and 332,215 shares, respectively)...........      (6,934)         (5,105)
                                                                                  --------        --------
    TOTAL STOCKHOLDERS' EQUITY................................................      13,715          15,110
                                                                                  --------        --------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $103,168        $106,693
                                                                                  ========        ========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)


                                                                   Three Months Ended       Nine Months Ended
                                                                       June 30,                 June 30,
                                                                   2000        1999         2000        1999
                                                                   ----        ----         ----        ----
                                                                      (Unaudited)              (Unaudited)
Interest Income
  Mortgage loans..............................................   $1,027      $  940         $3,002      $2,884
  Other loans.................................................      350         345          1,017       1,057
  Investment securities and interest-bearing deposits.........      498         554          1,539       1,451
  Federal funds sold..........................................       55          11            120          55
                                                                 ------      ------         ------      ------
TOTAL INTEREST INCOME.........................................    1,930       1,850          5,678       5,447

Interest Expense
  Deposits....................................................    1,018       1,026          3,053       3,004
  Advances from FHLB..........................................       63          67            197         157
  Notes payable...............................................        7           9             21          28
                                                                 ------      ------         ------      ------
TOTAL INTEREST EXPENSE........................................    1,088       1,102          3,271       3,189
                                                                 ------      ------         ------      ------
  NET INTEREST INCOME.........................................      842         748          2,407       2,258

Provision for loan losses.....................................       16           -             42          26
                                                                 ------      ------         ------      ------
Net Interest Income After Provision for loan losses...........      826         748          2,365       2,232
Noninterest Income
  Service charges and other fees..............................       72          61            210         173
  Commission, net.............................................       19          26             44          64
  Income (loss) from foreclosed assets........................        -           -             (3)          1
  Gain (loss) on sale of investments..........................        7           -              7           7
  Other.......................................................       39          55            105         106
                                                                 ------      ------         ------      ------
TOTAL NONINTEREST INCOME......................................      137         142            363         351

Noninterest Expense
  Employee compensation and benefits..........................      359         398          1,088       1,158
  Occupany costs..............................................       51          55            151         155
  Advertising.................................................        7           6             26          26
  Data processing.............................................       28          31             83          91
  Federal insurance premiums..................................        5           8             17          23
  Professional and consulting fees............................       34          19            113          82
  Amortization of intangible assets arising from acquisitions.       18          18             56          56
  Other.......................................................       98         121            317         343
                                                                 ------      ------         ------      ------
TOTAL NONINTEREST EXPENSE.....................................      600         656          1,851       1,934
                                                                 ------      ------         ------      ------
INCOME BEFORE INCOME TAXES....................................      363         234            877         649
Income taxes..................................................      123          86            290         233
                                                                 ------      ------         ------      ------
NET INCOME....................................................   $  240      $  148         $  587      $  416
                                                                 ======      ======         ======      ======
Basic Earnings Per Share......................................   $ 0.34      $ 0.16         $ 0.78      $ 0.46
                                                                 ======      ======         ======      ======
Diluted Earnings Per Share....................................   $ 0.33      $ 0.16         $ 0.76      $ 0.46
                                                                 ======      ======         ======      ======

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                          2000         1999
                                                                                          ----         ----
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................      $ 588        $ 416

Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization...................................................         66           62
  Amortization of premiums and discounts..........................................         (6)          (9)
  Amortization of deferred loan fees..............................................          6            -
  Provision for salary continuation plan costs....................................         64           59
  (Loss) on sale of foreclosed real estate........................................          3            -
  Amortization of cost in excess of net assets acquired...........................         55           56
  Gain on held-to-maturity securities.............................................         (7)          (7)
  Provision for loan losses.......................................................         42           26
  Originations of loans held for sale.............................................     (4,120)           -
  Proceeds from sale of loans held for sale.......................................      4,110            -
  ESOP shares released............................................................         92           87
  Amortization of MRDP............................................................         87          143
  Changes to assets and liabilities increasing (decreasing) cash flows............        (29)        (389)
                                                                                      -------      -------
NET CASH FLOW PROVIDED BY OPERATING ACTIVIES......................................        951          444

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale..................      1,092        1,680
 Proceeds from maturities/sales of securities held-to-maturity....................      2,112        8,818
 Net (increase) decrease in federal funds sold....................................         54          975
 Net (increase) decrease in loans receivable......................................     (1,306)        (555)
 Purchase of securities available-for-sale........................................       (578)      (6,971)
 Purchase of securities held-to-maturity..........................................       (199)     (18,694)
 Purchase of premises and equipment...............................................       (417)        (184)
                                                                                      -------      -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............................        758      (14,931)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits..............................................     (2,146)       8,256
 Net increase (decrease) in escrowed funds from borrowers for taxes/insurance.....        (55)         (37)
 Repayment of notes payable.......................................................          -          (95)
 Proceeds from FHLB advances......................................................          -        6,600
 Repayments of FHLB advances......................................................       (128)      (1,246)
 Purchase of FHLB stock...........................................................         (8)         (15)
 Dividends........................................................................       (130)        (151)
 Purchase of treasury stock.......................................................     (1,829)           -
                                                                                      -------      -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............................     (4,296)      13,312
                                                                                      -------      -------
NET INCREASE (DECREASE) IN CASH...................................................     (2,587)      (1,175)
Cash and due from banks, beginning of year........................................      6,091        8,985
                                                                                      -------      -------
CASH AND DUE FROM BANKS, END OF YEAR..............................................    $ 3,504      $ 7,810
                                                                                      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest.........................................................     $ 3,245      $ 3,182
                                                                                      =======      =======
  Cash paid for income taxes.....................................................     $   304      $   338
                                                                                      =======      =======
  Noncash investing and financing-loans to facilitate sale of real estate........     $    29      $     -
                                                                                      =======      =======

See accompanying notes to consolidated financial statements.

                         LEXINGTON B& L FINANCIAL CORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                            (Dollars in thousands)




                                                                           Accumulated
                                                   Additional                 Other      Unearned  Unearned               Total
                                          Common    Paid-In    Retained   Comprehensive    ESOP     MRDP     Treasury  Stockholders'
                                           Stock    Capital    Earnings   Income (Loss)   Shares    Shares      Stock     Equity
                                          -------  ----------  --------   -------------  --------  --------  ---------  ------------
Balance at September 30, 1998            $   13      $12,261    $8,548        $  23        $(767)    $ (355)  $(4,130)    $15,593
Comprehensive income:
 Net income............................       -            -       660            -            -          -         -         660
 Other Comprehensive income (loss) -
  unrealized loss on securities
  available-for-sale, net of
  reclassification adjustments for
  amounts included in net income,
  net of tax benefit of $80,...........       -            -         -         (156)           -          -         -        (156)
                                         ------      -------    ------        -----        -----     ------    ------     -------
Total comprehensive income.............       -            -       660         (156)           -          -         -         504
                                         ------      -------    ------        -----        -----     ------    ------     -------
Repurchase of common stock.............       -            -         -            -            -          -      (975)       (975)
Release of ESOP shares.................       -           16         -            -          102          -         -         118
Release of MRDP shares.................       -            -         -            -            -        173         -         173
Dividends paid ($.30 per share)........       -            -      (303)           -            -          -         -        (303)
                                         ------      -------    ------        -----        -----     ------    ------     -------
Balance at September 30, 1999                13       12,277     8,905         (133)        (665)      (182)   (5,105)     15,110
   (Unaudited)
Comprehensive income:
 Net income............................       -            -       587            -            -          -         -         587
 Other Comprehensive income (loss) -
  unrealized loss on securities
  available-for-sale,  net of
  reclassification adjustments for
  amounts included in net income,
  net of tax benefit of $40............       -            -         -          (84)           -          -         -         (84)
                                         ------      -------    ------        -----        -----     ------    ------     -------
Total comprehensive income.............       -            -       587          (84)           -          -         -         503
                                         ------      -------    ------        -----        -----     ------   -------     -------
Repurchase of common stock.............       -            -         -            -            -          -    (1,829)     (1,829)
Release of ESOP shares.................       -           15         -            -           77          -         -          92
Release of MRDP shares.................       -            -         -            -            -         87         -          87
Dividends paid ($.30 per share)........       -            -      (248)           -            -          -         -        (248)
                                         ------      -------    ------        -----        -----     ------   -------     -------
Balance at June 30, 2000...............  $   13      $12,292    $9,244        $(217)       $(588)    $  (95)  $(6,934)    $13,715
                                         ======      =======    ======        =====        =====     ======   =======     =======

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of June 30, 2000 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. and a wholly-owned subsidiary of B&L Bank. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2000, interim financial statements. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of June 30, 2000, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 1999 and for the year then ended included in the Registrant's 1999 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 1999 Annual Report to Shareholders to which reference is made.


NOTE B--Allowance for Loan Losses
---------------------------------

The following is a summary of the allowance for loan losses (in thousands):

                                                Three Months Ended       Nine Months Ended
                                                     June 30,                 June 30,
                                                   2000      1999           2000     1999
                                                   ----      ----           ----     ----
        Balance, beginning of period...........   $ 616     $ 596          $ 599    $ 599

          Provision for loan losses............      16         -             42       26

          Recoveries for loan losses...........       1        18              9       22

          Charges-offs.........................      (8)      (15)           (25)     (48)
                                                  -----     -----          -----    -----

        Balance, end of period.................   $ 625     $ 599          $ 625    $ 599
                                                  =====     =====          =====    =====


At June 30, 2000, non-performing assets were $479,000, which was .75% of total loans and .46% of total assets. This balance consisted of $434,000 in loans not accruing interest, $45,000 in loans past due 90 days or more and still accruing interest.

NOTE C--Investment Securities
-----------------------------

Investment securities consist of the following at June 30, 2000 and September 30, 1999 (in thousands):

                                                                     June 30,   September 30,
                                                                       2000         1999
                                                                       ----         ----
        Available-for-sale, at fair value:
            U.S. Government and federal agency obligations ......   $  7,728      $  8,354
                                                                    ========      ========

        Held-to-Maturity, at amortized Cost:
            U.S. Government and federal agency obligations ......     18,581        19,988
            State and municipal obligations .....................      3,853         4,358
                                                                    --------      --------
                      Total held-to-maturity ....................   $ 22,434      $ 24,346
                                                                    ========      ========

        Fair market value .......................................   $ 21,588      $ 23,701
                                                                    ========      ========

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

                                                                         Three Months Ended       Nine Months Ended
                                                                               June 30,                 June 30,
                                                                            2000      1999           2000     1999
                                                                            ----      ----           ----     ----

Basic earnings per share:
 Income available to common stockholders ..........................        $  240     $ 148         $  587   $  416

 Average common shares outstanding.................................           708       899            758      895

 Basic earnings per share .........................................        $ 0.34    $ 0.16         $ 0.78   $ 0.46
                                                                           ======    ======         ======   ======

Diluted earnings per share:
 Income available to common stockholders ..........................        $  240    $  148         $  587   $  416

 Average common shares outstanding ................................           708       899            758      895
 Dilutive potential common shares outstanding due to common
   stock options and awards .......................................            20        18             18       14
                                                                           ------    ------         ------   ------
 Average number of common shares and dilutive potential shares
   outstanding ....................................................           728       917            776      909
                                                                           ------    ------         ------   ------
 Dilutive earnings per share ......................................        $ 0.33    $ 0.16         $ 0.76   $ 0.46
                                                                           ======    ======         ======   ======


NOTE E--Management Recognition and Development Plan
----------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At June 30, 2000, 30,365 shares were vested. The Company recognized $26,008 and $86,621, respectively, as MRDP compensation expense for the three and nine months ended June 30, 2000, and $43,204 and $142,506, respectively, for the three and nine months ended June 30, 1999. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                        LEXINGTON B & L FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE F--Employee Stock Ownership Plan
-------------------------------------

B & L Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed $1,012,000 from the Company to fund the purchase of 101,200 shares of the Company's common stock. The loan is secured solely by the shares purchased and will be repaid by the ESOP in equal quarterly installments of principal and interest payable at 8.25% through March 2006. B & L Bank makes quarterly contributions to the ESOP which are equal to the debt service less dividends received on unallocated ESOP shares. B & L Bank contributes approximately $149,600, including interest, annually to the ESOP. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $26,812 and $91,256 for the three and nine-month periods ended June 30, 2000, respectively, compared to $28,177 and $86,958 for the same periods a year ago.

A summary of ESOP shares at June 30, 2000 is as follows:

Shares Allocated                           34,747

Shares released for allocation              7,668

Unreleased shares                          58,785
                                         --------
    Total                                 101,200
                                         --------

Fair value of unreleased shares          $566,100
                                         ========


NOTE G--Stock Options
---------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have beeen exercised as of June 30, 2000.

NOTE H--Contingencies
---------------------

On March 28, 2000 the Company entered into a contract in the amount of $2,561,000 for the construction of a new banking facility to be located in Lexington, Missouri. The new facility is being built to accommodate the merger of the Company's two banking subsidiaries. Construction is expected to be completed in December 2000. As of June 30, 2000, a total of $130,000 has been paid to date.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

The discussion and analysis included herein covers material changes in results of operations during the three and nine-month periods ended June 30, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 1999.

The following should be read in conjunction with the Company's 1999 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                              Three Months Ended           Nine Months Ended
                                                   June 30,                    June 30,
                                              2000         1999            2000         1999
                                             ------       ------          ------       ------
        Per share Data
         Basic earnings per share.........    $0.34        $0.16           $0.78        $0.46
         Dulited earnings per share.......    $0.33        $0.16           $0.76        $0.46
         Cash dividends...................    $0.15        $0.15           $0.30        $0.30
        Selected Ratios
         Return on average assets.........     0.92%        0.55%           0.75%        0.54%
         Return on stockholders' equity...     7.05%        3.73%           5.54%        3.53%
         Efficiency ratio.................    59.39%       71.69%          64.75%       71.98%

                                                                       --------------At---------------

                                                                          June 30,     September 30,
                                                                            2000            1999
                                                                         ---------     ------------
        Book value (tangible)...................................          $  16.15         $  15.19
        Market price (closing price at end of period............          $   9.63         $  12.50
        Selected Ratios:
         Loans to deposits......................................             77.73%           74.21%
         Allowance for loan losses to loans.....................              0.98%            0.95%
         Equity to total assets.................................             13.29%           14.16%

Summary

Consolidated net income for the nine-month period ended June 30, 2000 was $587,000, an increase of $171,000 or 41.1% over the same period last year. Basic earnings per share of 78 cents increased 32 cents over a year ago and diluted earnings per share increased 30 cents to 76 cents per share. The increase in net income for the nine-month period can be attributed to a $149,000 increase in net interest income, a $12,000 increase in non-interest income, and a decline in non-interest expense of $83,000.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Summary (con't)

Consolidated net income for the three-month period ended June 30, 2000 was $240,000, a $92,000 or 62.2% increase over the same period last year. Basic earnings per share of 34 cents increased 18 cents compared to the same period ended June 30,1999. Diluted earnings per share of 33 cents, increased 17 cents over the 16 cents per share earned for the three month period ended June 30, 1999. The increase in net income for the quarter ended June 30, 2000 compared to the same period a year ago was the result of a $94,000 increased net interest income and a decline of $56,000 in non-interest expense.

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

                                                               Three Months Ended                     Nine Months Ended
                                                        -------------------------------     ---------------------------------
                                                        June 30, 2000 vs 1999               June 30, 2000 vs 1999
                                                        ---------------------               ---------------------
                                                            Change Due To                      Change Due To
                                                        ---------------------               ---------------------
                                                        Average     Average                 Average      Average
                                                        Volume       Rate        Total      Volume        Rate       Total
                                                        -------     -------     -------     -------     -------     -------
Interest income:
 Loans........................................             $ 10        $ 82        $ 92        $ 39        $ 39        $ 78
 Investment securities & interest bearing
  deposits....................................              (93)         37         (56)        (14)        102          88
 Federal funds sold...........................               40           4          44          49          16          65
                                                        -------     -------     -------     -------     -------     -------
       Total interest income..................              (43)        123          80          74         157         231
Interest expense:
 Deposits.....................................              (11)          3          (8)         84         (34)         50
 Advances from FHLB...........................               (3)         (1)         (4)         43          (4)         39
 Notes payable................................               (2)          -          (2)         (7)          -          (7)
                                                        -------     -------     -------     -------     -------     -------
       Total interest expense..................             (16)          2         (14)        120         (38)         82
                                                        -------     -------     -------     -------     -------     -------
Net interest income............................         $   (27)       $121         $94        $(46)       $195        $149
                                                        =======     =======     =======     =======     =======     =======

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Total interest income for the three and nine-month periods ended June 30, 2000 increased $80,000 and $231,000, respectively, over comparable periods last year. Interest expense for the quarter decreased $14,000 and increased $82,000 for the nine months ended June 30, 2000, over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):


                                             Three Months Ended                       Three Months Ended
                                               June 30, 2000                            June 30, 1999
                                         -----------------------------       --------------------------------
                                                      Interest                             Interest
                                          Average     Income/     Yield/      Average      Income/     Yield/
                                          Balance     Expense     Rate        Balance      Expense     Rate
                                        ---------    --------    -------      -------     ---------   ------

Interest Earning Assets
 Loans...........................       $  63,479    $ 1,377     $ 8.72%     $ 62,984     $ 1,285      $ 8.18%

 Investment securities & interest
  bearing deposits...............          32,846        498       6.10%       38,978         554        5.70%

 Federal funds sold..............           3,481         55       6.35%          901          11        4.90%
                                          -------     ------    -------       -------       -----        ----
 Total Earning Assets/Average Yield        99,806      1,930       7.78%      102,863       1,850        7.21%

Interest Bearing Liabilities
 Deposits.........................         79,957      1,018       5.12%       80,636       1,026        5.10%

 Advances from FHLB...............          5,055         63       5.01%        5,261          67        5.11%

 Notes payable....................            273          7      10.31%          352           9       10.26%
                                           ------     ------    -------       -------       -----       -----

  Total Interest Bearing Liabilities/
    Average Yield...................       85,285      1,088       5.13%       86,249       1,102        5.12%
                                                      ------                                -----

Net Interest Income.................                 $   842                               $  748
                                                     =======                               ======
Net interest Spread.................                               2.65%                                 2.09%

Net Interest Margin.................                               3.39%                                 2.92%


                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Net Interest Income - continued



                                                 Nine Months Ended                      Nine Months Ended
                                                   June 30, 2000                          June 30, 1999
                                           --------------------------------    ---------------------------------
                                                       Interest                             Interest
                                            Average     Income/     Yield/      Average      Income/     Yield/
                                            Balance     Expense      Rate       Balance      Expense      Rate
                                           --------    ---------   --------    ---------    ---------    -------
Interest Earning Assets
 Loans................................      $ 62,900    $ 4,019       8.53%     $ 62,315      $ 3,941     8.46%
 Investment securities & interest
  bearing deposits....................        34,267      1,539       6.00%       34,604        1,451     5.61%
 Federal funds sold...................         2,677        120       5.99%        1,525           55     4.82%
                                            --------    -------      -----      --------      -------    -----
  Total Earning Assets/Average Yield          99,844      5,678       7.60%       98,444        5,447     7.40%

Interest Bearing Liabilities
 Deposits.............................        79,689      3,053       5.12%       77,604        3,004     5.18%
 Advances from FHLB...................         5,109        197       5.15%        3,978          157     5.28%
 Notes payable........................           273         21      10.28%          363           28    10.31%
                                            --------    -------      -----       -------      -------    -----
  Total Interest Bearing Liabilities/
    Average Yield.....................        85,071      3,271       5.14%       81,945        3,189     5.20%
                                                        -------                               -------
Net Interest Income...................                  $ 2,407                               $ 2,258
                                                        =======                               =======
Net interest Spread...................                                2.46%                               2.20%
Net Interest Margin...................                                3.22%                               3.07%



Net interest income for the three and nine month periods ended June 30, 2000 was $842,000 and $2,407,000, respectively. Net interest income increased $94,000 and $149,000, respectively, for the three and nine month periods ended June 30, 2000 over the same periods last year. The increase in net interest income for the quarter and nine months ended June 30, 2000 can be attributed to an improvement in the net interest spread. The net interest spread increased 56 and 26 basis points, respectively, in the quarter and nine-month periods ended June 30, 2000, over the comparable periods a year ago. The increased in the net interest spread can be partly attributed to a higher yield on earning assets. For the quarter the cost of funds increased one basis point and decreased six basis points for the nine months ended June 30, 2000, compared to the same periods a year ago.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Risk Elements of Loan Portfolio

   Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                              June 30,     September 30,
                                                                                2000           1999
                                                                               -----           ----
        Non-accrual loans................................................     $  434          $  425
        Loans past due 90 days or more and still accruing interest.......         45               5
        Foreclosed real estate and other repossessed assets..............          -              32
                                                                              ------          ------
                        Total non-performing assets......................     $  479          $  462
                                                                              ------          ------

Non-performing assets at June 30, 2000 were .46% of total assets, compared to
 .43% of total assets at September 30, 1999. Non-accrual loans at June 30, 2000 consisted primarily of residential real estate loans, commercial and commercial real estate loans.

Provision for Loan Losses/Allowance for Loan Losses

   The provisions for loan losses for the three and nine months ended June 30, 2000 were $16,000 and $42,000, respectively, compared to a $26,000 provision for the nine month period and no provision in the three month period ended June 30, 1999. Loan charge offs totaled $8,000 and $25,000 for three and nine-month periods ended June 30, 2000 compared to $15,000 and $48,000, respectively, during the three and nine-month periods ended June 30, 1999. Loan recoveries for the three and nine-month periods ended June 30, 2000 were $1,000 and $9,000, respectively, compared to $18,000 and $22,000, respectively, for the same three and nine month-periods ended last year. The allowance for loan losses at June 30, 2000 was $625,000 or .98% of outstanding loans compared to $599,000 or .95% at September 30, 1999. The increased provisions for loan losses can be attributed to a $1,313,000 increase in outstanding loans since September 30, 1999. At June 30, 2000, non-preforming loans totalled $479,000 or .75% of total loans, compared to $657,000 or 1.04% of total loans at June 30, 1999.

Non-Interest Income

   Non-interest income for the three-month period ended June 30, 2000 of $137,000 decreased $5,000 from the three month period ended June 30, 1999. For the nine-month period ended June 30, 2000, non-interest income of $363,000 increased $12,000 over the $351,000 reported for the same period last year. The increase in non-interest income for the nine months ended June 30, 2000 resulted primarily from increases in service charges and other fees.

Non-Interest Expense
   Non-interest expense of $600,000 and $1,851,000, respectively, for the three and nine months ended June 30, 2000, decreased $56,000 and $83,000, respectively, from the comparable periods a year ago. Salaries and benefit cost decreased $39,000 and $70,000, respectively, during the three and nine months ended June 30, 2000 from the same periods last year. The decrease in salaries and benefits is primarily from a reduction in the cost of Management Recognition and Development Plan. The Management Recognition Development Plan expense of $26,000 and $87,000, respectively, for the quarter and nine months ended June 30, 2000, decreased $17,000 and $56,000, respectively, from amounts reported for the same periods last year.

   The operating expense efficiency ratio, non-interest expense less amortization of goodwill divided by net revenue, was 59.4% and 64.8%, respectively, for the three and nine month periods ended June 30, 2000, a significant improvement over the 71.7% and 72.0%, respectively, for the same periods a year ago. The improvement in the expense efficiency ratio can be attributed to lower operating expenses and to an increase in net revenues.

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

   At June 30, 2000, total stockholders' equity of $13,715,000 represented 13.3% of total assets compared to $15,110,000 or 14.2% of total assets at September 30, 1999. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

B & L Bank

   The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdraw able deposits and short-term borrowing. B & L Bank's liquidity ratio was 15.2% at June 30, 2000. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 2000.


                                                               Minimum
                                               B & L Bank      Required
                                               Ratios at       Capital
                                             June 30, 2000      Ratios
                                             -------------     ---------

     Risk-based capital....................      23.7%           8.0%
     Core capital..........................      13.3%           4.0%
     Tangible capital......................      13.3%           1.5%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Liquidity and Capital Resources con't
-------------------------------------

Lafayette County Bank

The Federal Deposit Insurance Corporation adopted capital-related regulations under FDICA. Under those regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summarizes Lafayette County Bank's capital ratios and ratios required by regulation at June 30, 2000.

                                                          Lafayette                  Minimum
                                                         County Bank                 Required
                                                          Ratios at                  Capital
                                                        June 30, 2000                Ratios
                                                        -------------                --------
Risk-based capital.....................................      16.7%                     8.0%
Tier 1 capital to net risk-weighted assets.............      15.4%                     4.0%
Tangible equity ratio..................................       7.7%                     4.0%


Commitments-Stock Repurchase
----------------------------

On December 22, 1999 and March 22, 2000 the Company's Board of Directors authorized Management to purchase up to 10% and 5%, respectively, of the Company's outstanding common stock. During the nine months ended June 30, 2000 approximately 137,902 shares have been purchased for $1,829,000.

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


                                  Lexington B & L Financial Corp.


Date    8/9/2000                  By: /s/ Erwin Oetting, Jr.
    -------------------              --------------------------
                                      Erwin Oetting, Jr.
                                      President and Chief
                                        Executive Officer


Date    8/9/2000                  By: /s/ E. Steva Vialle
    -------------------              --------------------------
                                     E. Steva Vialle