Form 10KSB40
period 2000-09-30
LEXINGTON B & L FINANCIAL CORP
filed 2000-12-28
CIK 1008598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-28120

                        LEXINGTON B & L FINANCIAL CORP.
--------------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

         Missouri                                                                         43-1739555
---------------------------------                                                 -----------------------
(State or other jurisdiction of                                                          (I.R.S. Employer
incorporation or organization)                                                              I.D. Number)


919 Franklin Avenue, Lexington, Missouri                                                   64067
-------------------------------------------                                       -----------------------
 (Address of principal executive offices)                                                   (Zip Code)


Registrant's telephone number, including area code:                                     (660) 259-2247
                                                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:                                 None
                                                                                  -----------------------


Securities registered pursuant to Section 12(g) of the Act:        Common Stock, par value $.01 per share
                                                                   --------------------------------------
                                                                             (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X      NO _____
           -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.    X
                                               -----

     The Registrant's revenues for the fiscal year under report were $8.1 million.

     As of December 8, 2000, there were issued and outstanding 784,173 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by on the nonaffiliates of the Registrant on December 19, 2000 was $9,512,000 (784,173 shares at $12.13 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

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

     The Company's banking subsidiaries are community oriented financial institutions that engage primarily in the business of attracting deposits from the general public and using these funds to originate one-to-four family residential mortgages, commercial, agricultural and consumer loans within their market areas. The Company is a portfolio lender and generally does not sell the mortgage loans that it originates, except for loans originated by B&L Mortgage.


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

Lending Activities

     General. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. The Company also originates multi-family, commercial real estate, land, commercial, agricultural and consumer loans. The Company's net loans receivable totaled $64.7 million at September 30, 2000, representing 60.1% of consolidated total assets. The Company's mortgage banking subsidiary originates mortgage loans for sale into the secondary market. Such loans are classified on the Consolidated Statement of Financial Position as "Loans held-for-sale" and at September 30, 2000 totaled $328,000.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated. The Company had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                                                                At September 30,
                                                          2000                  1999                 1998
                                                         -----                  ----                -----
                                                        Amount    Percent     Amount     Percent   Amount    Percent
                                                        ------    -------     ------     -------   ------    -------
                                                                               (Dollars in thousands)
Type of loan:
Mortgage loans:
 One-to-four family................................      $40,241    61.68%      $39,439    62.93%   $42,037    66.84%
 Commercial real estate and multi-family...........        6,382     9.78%        5,703     9.10%     3,690     5.87%
 Land..............................................        1,783     2.73%        1,115     1.78%       653     1.04%
 Construction......................................        1,411     2.16%        1,176     1.87%       626     0.99%
                                                         -------   ------       -------   ------    -------   ------
   Total mortgage loans............................       49,817    76.35%       47,433    75.68%    47,006    74.74%
 Commercial loans..................................        1,941     2.98%        2,815     4.49%     4,042     6.42%
 Agriculture loans.................................        3,088     4.73%        3,225     5.15%     3,171     5.04%
 Consumer and other loans
 Home equity.......................................          728     1.12%          676     1.08%       790     1.26%
 Loans on savings deposits.........................        2,293     3.51%        2,457     3.92%     1,986     3.16%
 Automobile loans..................................        5,554     8.51%        4,811     7.68%     4,968     7.90%
 Other.............................................        1,828     2.80%        1,255     2.00%       933     1.48%
                                                         -------   ------       -------   ------    -------   ------
   Total consumer and other loans..................       10,403    15.94%        9,199    14.68%     8,677    13.80%
                                                         -------   ------       -------   ------    -------   ------
   Total loans.....................................       65,249   100.00%       62,672   100.00%    62,896   100.00%
                                                                   ======                 ======              ======
Add Deferred loan fees.............................           80                     53                  18
Less Allowance for possible loan losses............          648                    599                 599
                                                         -------                -------             -------
Loans receivable, net..............................      $64,681                $62,126             $62,315
                                                         =======                =======             =======

The following table sets forth at September 30, 2000 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable interest rates are reported at their contractual maturity date. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                                               After      After       After     After
                                                              One Year   3 Years     5 Years   10 years
                                                     Within   Through    Through     Through   Through     After
                                                    One Year  3 Years    5 Years     10 Years  15 Years  15 Years   Total
                                                    --------  -------    -------     --------  --------  --------  --------
                                                                            (In Thousands)
One-to four-family................................    $1,630  $ 3,145     $2,453       $7,729   $ 9,649   $15,635   $40,241
Commercial real estate and multi-family...........     1,388      517        399          894     1,880     1,304     6,382
Land..............................................       170       31        104          238       356       884     1,783
Construction......................................     1,389       22          -            -         -         -     1,411
                                                      ------  -------     ------       ------   -------   -------   -------
 Total mortgage loans.............................     4,577    3,715      2,956        8,861    11,885    17,823    49,817
Commercial loans..................................       758      797        291           95         -         -     1,941
Agriculture.......................................     1,199    1,347        366          176         -         -     3,088
Consumer and other loans..........................     3,382    4,244      2,086          632        47        12    10,403
                                                      ------  -------     ------       ------   -------   -------   -------
 Total loans......................................    $9,916  $10,103     $5,699       $9,764   $11,932   $17,835   $65,249
                                                      ======  =======     ======       ======   =======   =======   =======

Thee following table sets forth the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                                                                        Floating or
                                                                 Fixed-                 Adjustable
                                                                 Rates                     Rates
                                                                -----------            -------------
                                                                        (In Thousands)
Mortgage loans:
 One-to-four family......................................          $ 8,084                   $30,527
 Commercial real estate and multi-family.................            2,392                     2,602
 Land....................................................              204                     1,409
 Construction............................................               22                         -
                                                                   -------                   -------
   Total mortgage loans..................................           10,702                    34,538
Commercial loans.........................................              493                       690
Agriculture loans........................................              436                     1,453
Consumer and other loans.................................            6,736                       285
                                                                   -------                   -------
   Total.................................................          $18,367                   $36,966
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

    The loan fees charged, interest rates and other provisions of the Company's ARM loans are determined on the basis of its own pricing criteria and competitive market conditions. The Company originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Company occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 2000, the initial interest rate on ARM loans offered by the Bank ranged from 7.75% to 9.00% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan.

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

    Income Property Lending. Historically, the Company has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Company does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 2000, income property loans aggregated $6.4 million, or 9.78% of the gross loan portfolio.

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

    Construction Lending. The Company occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 2000, construction loans totaled $1.4 million, or 2.16% of the gross loan portfolio.

    Substantially all construction loans made to individuals provide for the Company to originate a permanent loan upon the completion of construction, which is generally an ARM loan as described under "-- Lending Activities --Residential Real Estate Lending." The origination fee for construction loans is generally 1.5% of the principal amount. Construction loans are generally made for terms of up to six months. Loans to builders are made less frequently and may be for the construction of a pre-sold home or may be a loan to construct a speculative home (i.e., a home for which no purchaser has been identified). Loans to builders are generally limited to local builders well known to the Company.

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

    Land Lending. The Company originates loans secured by farm residences and combinations of farm residences and farm real estate. The Company also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 2000, the land loan portfolio totaled $1.8 million, or 2.73% of total gross loans, substantially all of which were secured by properties located in the Company's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

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

    Agricultural Lending. At September 30, 2000, the agricultural loan portfolio totaled $3.1 million or 4.73% of total gross loans. The Company presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Company's market area. The Company offers adjustable-rate loans that adjust monthly, quarterly and annually with maturities up to a 25-year term. The Company also offers fixed-rate loans with a 10-year term and a 10-year amortization schedule. The Company also makes agricultural operating loans. Agricultural operating loans or lines generally are made for a term of one year and are usually secured by a first or second mortgage, or liens on property, farm equipment, grain, or growing crops. Personal guarantees are frequently required for loans made to corporations and other business entities. The agriculture loan portfolio is diversified and there is no concentration to any one borrower.

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

    Consumer Lending. Consumer lending has traditionally been a small part of the Company's business. However, with the acquisition of Lafayette County Bank, consumer loans have become a larger portion of the Company's loan portfolio. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 2000, the Company's consumer loans totaled approximately $10.4 million, or 15.94% of the Company's gross loans. The Company intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

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

    Loan Originations, Sales and Purchases. During the year ended September 30, 2000, the Company's total gross loan originations were $26.3 million. Consistent with its asset/liability management strategy, the Company's policy has been to retain in its portfolio nearly all of the loans that it originates except for loans originated by the mortgage banking subsidiary. During the year ended September 30, 2000, the mortgage banking subsidiary originated $5.2 million of loans held-for-sale, and sold $5.3 million into the secondary market.

    The Company has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 2000, $2.0 million of the Company's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Company's underwriting standards. The Company may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area. During the fiscal year ended September 30, 2000, the Company did not purchased any loans.

The following table shows loans originated, purchased, sold and repaid during the periods indicated.

                                                                            Years Ended September 30,
                                                                           --------------------------
                                                                         2000        1999         1998
                                                                         ----        ----         ----
                                                                                (In Thousands)
Total loans at beginning of period............................         $ 62,672    $ 62,896     $ 46,094
                                                                       --------    --------     --------
Loans acquired from Lafayette County Bank on 10/1/98..........                -           -       16,544
Loans originated:
 One-to four family...........................................            9,575       8,231        8,457
 Commercial real estate and multi-family......................            1,171       3,324        2,962
 Land.........................................................              947         540          189
 Construction.................................................            1,178       3,298          700
                                                                       --------    --------     --------
   Total mortgage loans originated............................           12,871      15,393       12,308
 Commercial loans.............................................            2,811       3,430        3,702
 Agriculture loans............................................            1,765       3,429        3,095
 Consumer and other loans.....................................            8,833       7,785        8,959
                                                                       --------    --------     --------
   Total loans originated.....................................           26,280      30,037       28,064
Loans purchased:
 One-to-family ...............................................                -         559            -
Loans sold:
 Commercial real estate.......................................                -           -         (119)
Principal repayments..........................................          (23,671)    (30,761)     (27,626)
Loans charged off.............................................              (32)        (59)         (61)
                                                                       --------    --------     --------
Net loan activity.............................................            2,577        (224)      16,802
                                                                       --------    --------     --------
At end of period:
 Total gross loans............................................         $ 65,249    $ 62,672     $ 62,896
                                                                       ========    ========     ========

     Loan Commitments. The Company issues, without fee, commitments for one-to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments are made in writing on specified terms and conditions and at a specified rate of interest. The company had outstanding net loan commitments of approximately $3.2 million at September 30, 2000, $2.9 million of which were for variable rate loans. See Note M of Notes to Consolidated Financial Statements.

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

     When a consumer loan borrower fails to make a required payment on a consumer loan within seven days of the payment due date, the Company institutes collection procedures. The first notice is mailed to the borrower approximately seven days following the actual due date. If payment is not promptly received, a second and third notices are mailed to the borrower approximately 15 and 20 days following the actual due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Bank mails an additional notice to the borrower on or before 30 days following the actual due date. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency the delinquency has not been cured, the Company begins legal action to repossess the collateral. The Company transfers to repossessed assets the estimated market value of the collateral and charges the allowance for loan losses with any deficiency at foreclosure. Except for extenuating circumstances loan past due 120 days are charged off.

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

                                                                At September 30,
                                            2000                    1999                    1998
                                            ----                    ----                    ----
                                                     Percentage              Percentage               Percentage
                                         Principal   of Gross     Principal   of Gross    Principal    of Gross
(Dollars in Thousands)                   Balance      Loans        Balance     Loans      Balance      Loans
                                         -------      -----        -------     -----      -------      -----
Loans delinquent for:
  30-59 days.....................           $2,177        3.32%     $1,453        2.32%     $  623        0.99%
  60-89 days.....................              809        1.23%        741        1.18%        649        1.03%
                                            ------        ----      ------        ----      ------        ----
                                            $2,986        4.55%     $2,194        3.50%     $1,272        2.02%
                                            ======        ====      ======        ====      ======        ====

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. The Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, at any of the dates indicated. However, at September 30, 2000, there were loans totaling $47,000 which were past due contractually 90 days or more as to principal or interest that were still accruing interest. In the opinion of management collection of principal and interest on these loans is expected to resume and sufficient collateral is believed to exist to protect the Company from any significant loss.

                                                                                 At September 30,
                                                                                -----------------
                                                                    2000               1999               1998
                                                                   -----              -----              -----
                                                                                 ( in Thousands)
Loans accounted for on a non-accrual basis
 Loans 90 days or more past due:
   Residential real estate.............................            $ 341              $ 377              $ 248
   Commercial real estate..............................                -                  -                143
   Commercial loans....................................                -                  -                 15
   Consumer and other loans............................               26                 20                118
 Loans 30 to 89 days past due:
  Residential real estate..............................               17                 21                  -
  Consumer.............................................               10                  7                  -
                                                                   -----              -----              -----
Total non-accrual loans................................              394                425                524
Accruing loans 90 days or more past due
 Commercial loans......................................                -                  -                 18
 Agriculture loans.....................................                -                  -                 11
 Consumer loans........................................               47                 13                 28
                                                                   -----              -----              -----
Total accruing loans 90 days or more past due..........               47                 13                 57
                                                                   -----              -----              -----
Total loans past due 90 days or more...................              441                438                581
Real estate owned......................................                -                 32                  -
                                                                   -----              -----              -----
     Total non-performing assets.......................            $ 441              $ 470              $ 581
                                                                   =====              =====              =====
Total non-performing loans to net loans................             0.68%              0.71%              0.93%
                                                                   =====              =====              =====
Total non-performing loans to total assets.............             0.41%              0.41%              0.62%
                                                                   =====              =====              =====
Total non-performing assets to total assets............             0.41%              0.44%              0.62%
                                                                   =====              =====              =====

At September 30, 2000, management of the Company was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 2000 amounted to approximately $50,000, before such loans were placed on non-accrual status. Had such non-accruing loans been current in accordance with their original terms, an additional $37,000 of interest income would have been recorded for the year ended September 30, 2000.

     Foreclosed Real Estate. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Company had no of foreclosed real estate at September 30, 2000.

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

     The aggregate amounts of the Company's classified assets and general and specific loss allowances at the dates indicated, were as follows:

                                                                                 At September 30,
                                                                                 -----------------
                                                                     2000               1999               1998
                                                                    -----             ------             ------
                                                                                  (In Thousands)
Loss..................................................              $   -             $    -             $   26
Doubtful..............................................                  -                  7                 15
Substandard assets....................................                579              1,111                926
Special mention.......................................                146                587                460
                                                                    -----             ------             ------
  Total classified assets.............................              $ 725             $1,705             $1,427
                                                                    =====             ======             ======

General loss allowances...............................              $ 648             $  599             $  573
Specific loss allowances..............................                  -                  -                 26
                                                                    -----             ------             ------
  Total allowances for loan losses....................              $ 648             $  599             $  599
                                                                    =====             ======             ======

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

    At September 30, 2000, the Company had an allowance for loan losses of $648,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                   Year Ended September 30,
                                                         --------------------------------------------
                                                            2000              1999              1998
                                                            ----              ----              ----
                                                                    (Dollars in Thousands)
Allowance at beginning of period................         $   599           $   599           $   221
Allowance acquired from Lafayette
 County Bank....................................               -                 -               391
Provision for loan losses.......................              70                36                26
Recoveries:
 Residential real estate........................               -                 -                 -
 Commercial real estate and
  multi-family..................................               -                 3                 -
 Commercial loans...............................               -                 4                 4
 Construction...................................               1                 -                 1
 Consumer ......................................              10                16                17
                                                         -------           -------           -------
  Total recoveries..............................              11                23                22
Charge offs:
 Residential real estate........................               -                13                 -
 Commercial real estate and
  multi-family..................................               -                19                26
 Commercial loans...............................               -                 -                 6
 Construction...................................               -                 -                 -
 Consumer ......................................              32                27                29
                                                         -------           -------           -------
  Total charge-offs.............................              32                59                61
                                                         -------           -------           -------
  Net charge-offs...............................              21                36                39
                                                         -------           -------           -------
Balance at end of period........................         $   648           $   599           $   599
                                                         =======           =======           =======

Ratio of allowance to total
 loans outstanding at the
 end of period                                              0.99%             0.95%             0.95%
                                                         =======           =======           =======

Ratio of net charge-offs to
 average loans outstanding
 during the period                                          0.03%             0.06%             0.06%
                                                         =======           =======           =======

Ratio of allowance to
 non-accrual loans                                        164.47%           140.94%           114.31%
                                                         =======           =======           =======

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

                                                                At September 30,
                                                                -----------------
                                           2000                        1999               1998
                                          -----                       -----              -----
                                                 % of                        % of               % of
                                                 Loans                       Loans              Loans
                                                 in Each                     in Each            in Each
                                                 Category                    Category           Category
                                                 to Total                    to Total           to Total
                                         Amount  Loans      Amount           Loans      Amount  Loans
                                         ------  --------   ---------------  --------   ------  --------
                                                            (Dollars in Thousands)
Real estate mortgage:
  One-to-four family..................    $ 110     61.68%         $ 100       62.93%    $ 100     66.84%
  Commerical real estate and
  multi-family........................      170      9.78%           150        9.10%      125      5.87%
  Land................................        -      2.73%             -        1.78%        -      1.04%
  Construction........................        -      2.16%             -        1.87%        -      0.99%
Commercial loans......................       90      2.98%           100        4.49%      100      6.42%
Agricultural loans....................       25      4.73%            25        5.15%       25      5.04%
Consumer and other loans..............      180     15.94%           150       14.68%      150     13.80%
Unallocated...........................       73         -             74           -        99         -
                                          -----    ------          -----      ------     -----    ------
  Total allowance for loan losses         $ 648    100.00%         $ 599      100.00%    $ 599    100.00%
                                          =====    ======          =====      ======     =====    ======

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

    B&L Bank is required under federal regulations to maintain a minimum amount of liquid assets. At September 30, 2000, B&L Bank's regulatory liquidity of 18.09% was significantly in excess of the 4% required by OTS regulations. Management intends to hold all securities in B&L Bank's investment portfolio in order to enable B&L Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

    The Company adopted SFAS No. 115 on October 1, 1993. At September 30, 2000, the Company's portfolio classified as "available-for-sale" contained mortgage backed securities and certain Federal Agency obligations. The "held-to-maturity" contained all of the state and local debt securities and U. S. Treasury securities and the majority of its portfolio of federal agency securities. Consistent with the Company's asset/liability management strategy, at September 30, 2000, the majority of the investment portfolio matures within five years of that date. See Note B of Notes to the Consolidated Financial Statements for the specific classification of securities under SFAS No. 115.

    The following table sets forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated.

                                                       At September 30,
                                                       ----------------
                                             2000            1999            1998
                                             ----            ----            ----
                                           Carrying        Carrying         Carrying
                                            Value           Value            Value
                                            -----           -----            -----
                                                       (In Thousands)
          Government National
            Mortgage Association
          ("GNMA")....................       $ 220            $ 295           $ 265
          Fannie Mae..................         142              169             224
          Freddie Mac.................         170              203             348
                                             -----            -----           -----

              Total...................       $ 532            $ 667           $ 837
                                             =====            =====           =====

     The following table sets forth the composition of the Company's investment securities portfolio and FHLB stock at the dates indicated.

                                                                   At September 30,
                                            2000                         1999                          1998
                                          -------                       -------                       -------
                                          Carrying       Percent       Carrying        Percent       Carrying       Percent
                                                           of                            of                           of
                                           Value        Portfolio        Value        Portfolio        Value       Portfolio
                                        ------------  ------------   ------------   ------------   ------------  ------------
                                                                         (In Thousands)
Investment securities:
   U.S. Government and Federal
   Agency obligations...............         $25,638         85.40%       $27,675          84.63%       $14,580         84.09%
   State and local obligations......           3,851         12.83%         4,358          13.33%         1,921         11.08%
                                             -------                      -------                       -------
   Mortgage-backed securities.......             532          1.77%           667           2.04%           837          4.83%
                                             -------        ------        -------         ------        -------        ------
Total investment securities.........         $30,021        100.00%       $32,700         100.00%       $17,338        100.00%
                                             =======        ======        =======         ======        =======        ======
Capital stock-FHLB-Des Moines.......         $   543                      $   535                       $   520
                                             =======                      =======                       =======

The dividend yield on the capital stock of the FHLB-Des Moines was 6.34% for the fiscal year ended September 30, 2000.

The following table sets forth the maturities of investment securities portfolio at September 30, 2000.


                                                           Book Value                                    Total Investment Securities
                                            One Year      After One To     Over Five To       After          Book          Market
                                             or Less       Five Years       Ten Years       Ten Years        Value          Value
                                         --------------  ---------------  -------------  --------------  -------------  ------------
                                                                              (In Thousands)
     Available for sale:
      U.S. Government and
       Federal Agencies..............       $ 100          $ 3,255         $3,661          $  242        $ 7,258        $ 7,258
       Mortgage-backed Securities....           -                -             38             494            532            532
                                            -----          -------         ------          ------        -------        -------
     Total available for sale........         100            3,255          3,699             736          7,790          7,790
     Held-to-maturity:
      U.S. Government and
       Federal Agencies..............         201           14,855          2,825             499         18,380         17,794
       State and local obligations...         250              615            610           2,376          3,851          3,798
                                            -----          -------         ------          ------        -------        -------
     Total held-to-maturity..........         451           15,470          3,435           2,875         22,231         21,592
                                            -----          -------         ------          ------        -------        -------
     Total investment securities.....       $ 551          $18,725         $7,134          $3,611        $30,021        $29,382
                                            =====          =======         ======          ======        =======        =======
     Weighted average yield..........        5.81%            5.94%          6.25%           5.63%          5.98%
                                            =====          =======         ======          ======        =======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 2000, the Company had no other borrowing arrangements.

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

The following table sets forth the composition of the Company's deposits at September 30, 2000.

                                                                         Percentage
                                                                          of Total
                                                              Balance     Deposits
                                                            -----------  -----------
                                                                 (In Thousands)
              Checking and Savings Deposits
              -----------------------------
           Demand non-interest bearing.....................    $ 6,164         7.22%
           NOW accounts....................................      7,378         8.65%
           Money market accounts...........................      7,364         7.08%
           Passbook savings accounts.......................      6,044         8.63%
                                                               -------       ------
                                                                26,950        31.58%

                 Certificates of Deposits
                 ------------------------
           With balances of less than $100,000.............     49,635        58.16%
           With balances in excess of $100,000.............      8,753        10.26%
                                                               -------       ------
                                                                58,388        68.42%
                                                               -------       ------
           Total Deposits..................................    $85,338       100.00%
                                                               =======       ======

     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.

                   Maturity Period                                  Amount
                                                                  ----------
                                                                 (In thousands)

           Three months or less.............................         $1,272
           Over three through six months....................          2,377
           Over six through twelve months...................          2,649
           Over twelve months...............................          2,455
                                                                     ------
                Total.......................................         $8,753
                                                                     ======

     Deposit Flow. The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                              At September 30,
                                                                              ----------------
                                                         2000                                 1999                  1998
                                                        ------                               ------                -------
                                                        Percent                             Percent                         Percent
                                                          Of         Increase                  of      Increase                of
                                             Amount      Total      (Decrease)     Amount    Total    (Decrease)   Amount    Total
                                          ------------  -------   -------------   --------  -------   ---------   --------  -------
                                                                            (Dollars in Thousands)
Non-interest bearing......................     $ 6,164     7.22%            768    $ 5,396     6.57%    $   738    $ 4,658     6.07%
NOW checking..............................       7,378     8.65%           (995)     8,373    10.19%      2,453      5,920     7.71%
Regular savings accounts (1)..............       7,364     8.63%            998      6,366     7.75%         38      6,328     8.24%
Money Market deposits.....................       6,044     7.08%            816      5,228     6.36%     (1,442)     6,670     8.69%
                                               -------   ------         -------    -------   ------     -------    -------   ------
                                                26,950    31.58%          1,587     25,363    30.87%      1,787     23,576    30.71%
Fixed-rate certificates which mature (1)
Within 1 year.............................      41,485    48.61%          7,961     33,524    40.81%      4,614     28,910    37.66%
After 1 year, but before 2 years..........       8,624    10.11%         (6,301)    14,925    18.17%      4,892     10,033    13.07%
After 2 years, but before 5 years.........       8,174     9.58%            (17)     8,191     9.97%     (5,343)    13,534    17.63%
Certificates maturing thereafter..........         105     0.12%            (42)       147     0.18%       (564)       711     0.93%
                                               -------   ------         -------    -------   ------     -------    -------   ------
                                                58,388    68.42%          1,601     56,787    69.13%      3,599     53,188    69.29%
                                               -------   ------         -------    -------   ------     -------    -------   ------
     Total................................     $85,338   100.00%        $ 3,188    $82,150   100.00%    $ 5,386    $76,764   100.00%
                                               =======   ======         =======    =======   ======     =======    =======   ======

(1) Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of $6,711,000, $6,649,000 and $6,199,000 at September 30, 2000, 1999 and 1998, respectively.

     Time Deposits by Rates. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                                                        At September 30,
                                                        ----------------
                                                   2000       1999       1998
                                                  -------    -------   -------
                                                          (In Thousands)
      3.00 - 3.99%.......................         $   125    $   551   $   667
      4.00 - 4.99%.......................             394      9,426       403
      5.00 - 5.99%.......................          29,159     32,953    36,786
      6.00 - 6.99%.......................          18,092      7,800     8,988
      7.00 - 7.99%.......................           6,451      2,012     2,416
      8.00 - 8.99%.......................           4,167      4,045     3,906
      9.00% and over.....................               -          -        22
                                                  -------    -------   -------
          Total..........................         $58,388    $56,787   $53,188
                                                  =======    =======   =======

The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                                                                                            Percent
                                                               Amount Due                                   of Total
                                          Less Than    1-2         2-3          3-4     After             Certificates
                                           One Year   Years       Years        Years   4 Years    Total     Accounts
                                          ---------  -------  -------------   -------  -------  --------  ------------
                                                                         (In Thousands)
       3.00 - 3.99%..................       $   125   $    -         $    -    $    -   $    -   $   125          0.21%
       4.00 - 4.99%..................           394        -              -         -        -       394          0.67%
       5.00 - 5.99%..................        22,012    4,330          1,192     1,370      255    29,159         49.94%
       6.00 - 6.99%..................        11,397    2,490          2,065     1,249      891    18,092         30.99%
       7.00 - 7.99%..................         3,390    1,804            980        77      200     6,451         11.05%
       8.00 - 8.99%..................         4,167        -              -         -        -     4,167          7.14%
                                            -------   ------         ------    ------   ------   -------        ------
                                            $41,485   $8,624         $4,237    $2,696   $1,346   $58,388        100.00%
                                            =======   ======         ======    ======   ======   =======        ======

     Deposit Activities. The following table sets forth the deposit activities of the Company for the periods indicated.

                                                Year Ended September 30,
                                                ------------------------
                                               2000        1999         1998
                                               ----        ----         ----
                                                      (In Thousands)

     Beginning balance.....................  $85,150      $76,764     $42,694
     Deposits acquired in the acquisition
     of Lafayette County Bank..............        -            -      31,355
     Net Deposits (withdrawals) before
     interest credited.....................   (3,853)       4,075        (777)
     Interest credited.....................    4,041        4,311       3,492
                                             -------      -------     -------
     Net increase (decrease) in Deposits...      188        8,386      34,070
                                             -------      -------     -------
     Ending balance........................  $85,338      $85,150     $76,764
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

     The Company had total new advances totaling $2.0 million during the year ended September 30, 2000. The following table sets forth advances for the three years ended at September 30, 2000:

                                                     At September 30,
                                                     ----------------
                                             2000          1999        1998
                                            ------        ------       -----
                                                      (in Thousands)
Average balance outstanding............     $5,182        $4,280       $ 307
                                            ======        ======       =====
Maximum amount outstanding
  at any month end.......................   $7,003        $5,494       $ 340
                                            ======        ======       =====
Balance outstanding at end of period.       $7,003        $5,162       $ 140
                                            ======        ======       =====
Weighted average interest rate
  during period..........................     5.11%         5.26%       6.19%
                                            ======        ======       =====
Weighted average interest rate
  at end of period.......................     5.54%         5.07%       5.68%
                                            ======        ======       =====

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. B&L Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. B&L Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $412,600 at September 30, 2000. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

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

     During 2000 SAIF and BIF members were charged an assessment of .021% of assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup.

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



     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imosed for failure to meet liquidity requirements. As of September 30, 2000, B&L Bank's liquidity ratio was 18.09%.

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

     At September 30, 2000, the Banks were categorized as "well capitalized" under the applicable prompt corrective action regulations.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 2000, B&L Bank was in compliance with the QTL test.

     OTS Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 4% core capital or leverage ratio, defined as the ratio of core capital to adjusted total assets (3% for institutions that receive the highest CAMELS examination rating). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain servicing rights; and
(iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation -- Prompt Corrective Action." As of September 30, 2000, B&L Bank had core capital ratio of 21.25%.

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights. As of September 30, 2000, B&L Bank had tangible capital ratio of 12.77%.



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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.
As of September 30, 2000, B&L Bank had a total risk-based capital equal to 21.75%.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and
                               ----
outgoing discounted
cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of B&L Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.
At September 30, 2000, B&L Bank is not subject to the interest rate risk component.

     FDIC Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks require most banks to meet a "Tier 1" leverage capital ratio of at least 4% of total assets (3% for banks with the highest CAMELS examination rating). Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. Based on the definitions contained in the FDIC's capital regulations, Lafayette County Bank had a Tier 1 leverage capital ratio of 14.68% as of September 30, 2000.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 4% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Since September 1995, the FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. Based on the definitions contained in the FDIC's capital regulations, Lafayette County Bank had a risk-based capital ratio of 15.83%, as of September 30, 2000.

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

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statue, regulation or agreement with OTS. If an association's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distributions, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

     Neither bank would be permitted to make a capital distribution which would make it "undercapitalized" within the meaning of the prompt corrective action regulations. See "Federal Regulation - Prompt Corrective Actions".

     Under Missouri state law, Lafayette County Bank, as a state bank, must credit one-tenth of net earnings to a surplus fund until the surplus fund equals 40% of the bank's capital. The balance of the net earnings may be credited to the profit and loss account of the bank. The credit balance of the account constitutes the undivided profits at the close of the dividend period, and is available for dividends. No bank can declare, credit or pay any dividend to its stockholders until it shall have made good any existing impairment of its capital.



     The surplus fund up to 40% of the capital of the bank shall be used only for the payment of losses in excess of undivided profits; provided, that the excess of surplus over 40% upon the approval of the Missouri Director of Finance, may be capitalized as a stock dividend or may be transferred to undivided profits and used for cash dividends in the discretion of the board of directors. At September 30, 2000, Lafayette County Bank's surplus fund exceeded 40% of its capital.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of B&L Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 2000, B&L Bank's regulatory limit on loans to one borrower was $1.2 million. At September 30, 2000, B&L Bank's largest aggregate amount of loans to one borrower was $1.0 million.

     Under Missouri law, Lafayette County Bank may not, directly or indirectly, lend to any one borrower an amount or amounts which exceed 20% of its unimpaired capital, which consist of common stock, capital surplus, retained earnings and reserves. At September 30, 2000, Lafayette County Bank's lending limit to any one borrower was $887,000. At September 30, 2000, the largest aggregate amount of loans to one borrower, less any government guarantees, was $559,000

     Activities of Savings Associations and their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary engaged in permitted activities,
(ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Transactions with Affiliates. Banks and savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates. A holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary depository institutions under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the institution to an affiliate must be secured by collateral in accordance with Section 23A.

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

     The Banks' authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Banks may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedure to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Federal Reserve System. The Federal Reserve Board regulations requires banks and savings institutions to maintain non-interest earnings reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less, subject to adjustment by the Federal Reserve Board the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $42.8 million. The first $4.9 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements.

     Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of an institution, to assess the institution's record in meeting the credit needs of the community serviced by the institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Gramm-Leach-Bliley Act of 1999 extended the frequency of CRA examinations to every five years for institutions with an "outstanding" rating and every four years with a "satisfactory" rating.



Bank Holding Company Regulation

     General. Upon consummation of the acquisition of Lafayette County Bank, the Company became a bank holding company. Bank holding companies are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

     Financial Modernization. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted. The Legislation eliminates many Federal and State law barriers to affiliations among banks and other financial services providers. The legislation establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and State financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless the banks are well-capitalized and well-managed or if any bank affiliate had received a less than "satisfactory" Reinvestment Act of 1977 rating as of its most recent examination.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Federal Reserve policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends.

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




                                   TAXATION

Federal Taxation

     General. The Company reports its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Banks' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. For additional information regarding income taxes, see Note I of Notes to Consolidated Financial Statements.

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

State Taxation

     Missouri Taxation. Missouri-based institutions, such as B&L Bank and Lafayette County Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on financial institutions, on their property, capital or income, except taxes on tangible personal property owned by B&L Bank or Lafayette County Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, B&L Bank and Lafayette County Bank are entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri also has a corporate income tax. However, the

Company has not been subject to the Missouri corporate income tax because of income generated on its portfolio of Federal agency securities which are exempt from corporate income tax.

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

     For additional information regarding taxation, see Note I of Notes to Consolidated Financial Statements contained in the Annual Report.

Competition

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Company operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 2000, there were 11 commercial banks, including Lafayette County Bank, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Company has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Company competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Company's future growth and earnings prospects.

Personnel

     As of September 30, 2000, the Company had 25 full-time and 8 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2000:

Name                  Age(1)  Position
----                  ------  --------

Erwin Oetting, Jr.      60    President and Chief Executive Officer

E. Steva Vialle         49    Executive Vice President, Chief Operating Officer, and Secretary

William J. Huhmann      61    Senior Vice President and Chief Financial Officer

Mark D. Summerlin       40    Senior Vice President

Terry L. Thompson       47    Vice President

     The following table sets forth certain information regarding the executive officers of B&L Bank and Lafayette County Bank

Name                  Age(1)  Position
----                  ------  --------
B&L Bank:

Erwin Oetting, Jr.      60    President and Chief Executive Officer

E. Steva Vialle         49    Executive Vice President, Chief Operating Officer and Secretary

Kathryn M. Swafford     38    Vice President and Treasurer

Mark D. Summerlin       40    Vice President

Lafayette County Bank:

William J. Huhmann      61    Chairman and Chief Financial Officer

Terry L. Thompson       47    President and Chief Executive Officer

Carol Summerlin         60    Senior Vice President and Cashier

Kirk Craven             38    Vice President

________________________
(1)  As of September 30, 2000.

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

     Kirk Craven has been employed by Lafayette County Bank since 1991.

Item 2.  Description of Property
--------------------------------

     B&L Bank owns its main office located at 919 Franklin Avenue, Lexington, Missouri. The office was opened in 1960 and its size is approximately 3,500 square feet. In addition to Lafayette County Bank's home office located at Highway 13 and 20th Street, Lexington, Missouri, it has two other branch offices located in Wellington and Callao, Missouri. The Lexington office is a modern banking office constructed in 1982 and contains approximately 5,000 square feet. The branch office in Wellington was constructed around 1920 and has been remodeled several times and contains approximately 2,000 square feet. The Callao office was constructed around 1930 and has approximately 2,000 square feet. All banking offices are owned and have vaults and contain rental safe deposit boxes. At September 30, 2000, B&L bank is constructing a new and larger main banking office located at 205 South 13th Street, Lexington, Missouri. The new facility will have 7,500 square feet with a total construction cost of approximately $3.0 million, of which $1.7 million was paid on September 30, 2000. The new facility will be occupied early in 2001. The existing banking offices of B&L Bank and Lafayette County Bank in Lexington, Missouri, will be sold. At September 30, 2000, the net book value of the Company's premises and equipment (land, building and improvements, furniture and equipment) was $2.8 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


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

Item 7.   Financial Statements
------------------------------

          (a)  Financial Statements
               Independent Auditor's Report*
               Consolidated Statements of Financial Condition as of September
                30, 2000 and 1999*
               Consolidated Statements of Stockholders' Equity for the Years
                Ended September 30, 2000, 1999 and 1998*
               Consolidated Statements of Income for the Years Ended
                September 30, 2000, 1999 and 1998*
               Consolidated Statements of Cash Flows for the Years Ended
                September 30, 2000, 1999 and 1998*
               Notes to the Consolidated Financial Statements*

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

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.


                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          ------------------------------------ ------------

         The information contained under the section captioned "Proposal 1-- Election of Directors" contained in the Company's Proxy Statement, and "Part
I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

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

___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
**** Incorporated by Reference to the Registrant's Current Report on Form 8-K filed on November 12, 1999.

      (b)  Reports on Form 8-K

           No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LEXINGTON B & L FINANCIAL CORP.



Date:  December 21, 2000         By: /s/  Erwin Oetting, Jr.
                                     ------------------------
                                     Erwin Oetting, Jr.
                                     President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                                             DATE
----------                     -----                                             ----

/s/  Erwin Oetting, Jr.        President, Chief Executive Officer                December 21, 2000
-----------------------
Erwin Oetting, Jr.             and Director (Principal Executive
                               Officer)


/s/  E. Steva Vialle           Executive Vice President, Chief                   December 21, 2000
--------------------
E. Steva Vialle                Operating Officer, Secretary
                               and Director


/s/  William J. Huhmann        Senior Vice President and Chief                   December 20, 2000
-----------------------
William J. Huhmann             Financial Officer (Principal
                               Financial and Accounting Officer)


/s/  Steve Oliaro              Director                                          December 21, 2000
------------------
Steve Oliaro


/s/  Norman Vialle             Director                                          December 21, 2000
------------------
Norman Vialle


/s/  Charles R. Wilcoxon       Director                                          December 21, 2000
------------------------
Charles R. Wilcoxon