Form 10QSB
period 2000-12-31
LEXINGTON B & L FINANCIAL CORP
filed 2001-02-14
CIK 1008598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                   FORM 10-QSB
                             -----------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 2000
                                -------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number             0-28120
                       ---------------------------------------

                         Lexington B & L Financial Corp.
                         -------------------------------

         Missouri                                      43-1739555
----------------------------------------        ----------------------
(State or other jurisdiction of I.R.S.              (I.R.S. Employer
Employer Incorporation or organization)             Identification NO.)

  919 Franklin Avenue,  Lexington, Mo                    64067
---------------------------------------         -----------------------
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

                                         Yes    X      No
                                            ---------    ----------



As of January 31, 2001 there were 784,173 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                         Yes            No     X
                                            ----------     ---------

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                               December 31, 2000


INDEX                                                                 PAGE

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                 3

         CONSOLIDATED STATEMENTS OF INCOME                              4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                          5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY                 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          11-16
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                             17

ITEM 2 - CHANGES IN SECURITIES                                         17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               17

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS             17

ITEM 5 - OTHER INFORMATION                                             17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURES                                                             18


                                      LEXINGTON B & L FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (Dollars in thousands)

                                                                                      December 31,   September 30,
                                                                                          2000             2000
                                                                                          ----             ----
                                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                                   $    1,704       $    1,658
Interest-bearing deposits                                                                      2,129            3,088
Investment securities
  Available-for-sale, at fair value                                                            7,959            7,790
   Held-to-maturity (fair value of $21,914 and $21,592, respectively,)                        22,128           22,231
Federal funds sold                                                                             2,312            1,374
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                           543              543
Loans held for sale                                                                              224              328
Loans receivable, less allowance for loan losses of $662 at
  December 31, 2000 and $648 at September 30, 2000                                            65,478           64,680
Accrued interest receivable                                                                    1,134            1,132
Premises and equipment                                                                         3,729            2,832
Foreclosed real estate                                                                             -                -
Cost in excess of net assets acquired                                                            844              863
Other assets                                                                                   1,120            1,168
                                                                                          ----------       ----------
                                                                         TOTAL ASSETS     $  109,304       $  107,687
                                                                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                                $   86,738       $   85,339
  Advances from borrowers for taxes and insurance                                                 19              180
  Advances from FHLB                                                                           6,971            7,003
  Notes payable                                                                                  178              178
  Other liabilities                                                                            1,172            1,043
                                                                                          ----------       ----------
                                                                    TOTAL LIABILITIES         95,078           93,743

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued                          -                -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued                                                                       13               13
  Additional paid-in-capital                                                                  12,297           12,293
  Retained earnings                                                                            9,601            9,491
  Accumulated other comprehensive loss                                                           (34)            (160)
  Unearned ESOP shares                                                                          (537)            (562)
  Unearned MRDP shares                                                                           (60)             (77)
  Treasury stock at cost (480,827 shares, respectively)                                       (7,054)          (7,054)
                                                                                          ----------       ----------
                                                           TOTAL STOCKHOLDERS' EQUITY         14,226           13,944
                                                                                          ----------       ----------
                                           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  109,304       $  107,687
                                                                                          ==========       ==========
See accompanying notes to consolidated financial statements.



                         LEXINGTON B & L FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                     Three Months Ended
                                                                         December 31,
                                                                      2000         1999
                                                                      ----         ----
                                                                         (Unaudited)
Interest Income
  Mortgage loans                                                       $ 1,107       $  981
  Other loans                                                              374          338
  Investment securities and interest-bearing deposits                      510          539
  Federal funds sold                                                        34           10
                                                                       -------       ------
                                             TOTAL INTEREST INCOME       2,025        1,868
Interest Expense
  Deposits                                                               1,118        1,008
  Advances from FHLB                                                        65           67
  Notes payable                                                              4            7
                                                                       -------       ------
                                            TOTAL INTEREST EXPENSE       1,187        1,082
                                                                       -------       ------
                                               NET INTEREST INCOME         838          786
Provision for loan losses                                                   18           12
                                                                       -------       ------
               Net Interest Income After Provision for loan losses         820          774
Noninterest Income
  Service charges and other fees                                            88           95
  Commission, net                                                            9            9
  Income (loss) from foreclosed assets                                       -            -
  Gain ( loss) on sale of investments                                        -            -
  Other                                                                     16           16
                                                                       -------       ------
                                          TOTAL NONINTEREST INCOME         113          120
Noninterest Expense
  Employee compensation and benefits                                       348          359
  Occupany costs                                                            51           49
  Advertising                                                               10           12
  Data processing                                                           26           25
  Federal insurance premiums                                                 4            8
  Professional and consulting fees                                          34           34
  Amortization of intangible assets arising from acquisitions               19           19
  Other                                                                    105          118
                                                                       -------       ------
                                         TOTAL NONINTEREST EXPENSE         597          624
                                                                       -------       ------
                                        INCOME BEFORE INCOME TAXES         336          270
Income taxes                                                               109           84
                                                                       -------       ------
                                                        NET INCOME     $   227       $  186
                                                                       =======       ======
Basic Earnings Per Share                                               $  0.32       $ 0.23
                                                                       =======       ======
Diluted Earnings Per Share                                             $  0.31       $ 0.22
                                                                       =======       ======

See accompanying notes to consolidated financial statements.


                                 LEXINGTON B & L FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                          2000        1999
                                                                                          ----        ----
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $   227     $   186
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                 22          22
  Amortization of premiums and discounts                                                        (3)         (2)
  Amortization of deferred loan fees                                                             3           1
  Provision for salary continuation plan costs                                                  22          21
  Amortization of cost in excess of net assets acquired                                         19          19
  Provision for loan losses                                                                     18          12
  Originations of loans held for sale                                                       (1,454)     (1,235)
  Proceeds from sale of loans held for sale                                                  1,486       1,463
  ESOP shares released                                                                          29          33
  Amortization of MRDP                                                                          17          31
  Changes to assets and liabilities increasing (decreasing) cash flows                         (29)        107
                                                                                           -------     -------
                                         NET CASH FLOW PROVIDED BY OPERATING ACTIVIES          357         658
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale                                28       1,031
 Proceeds from maturities/sales of securities held-to-maturity                                 100         600
 Net (increase) decrease in federal funds sold                                                (938)        (51)
 Loans originated, net of repayments                                                          (747)        374
 Purchase of premises and equipment                                                           (919)       (129)
                                                                                           -------     -------
                                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (2,476)      1,825
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                         1,399      (1,995)
 Net increase (decrease) in advances from borrowers for property taxes/insurance              (161)       (159)
 Repayments of FHLB advances                                                                   (32)        (28)
 Purchase of treasury stock                                                                      -        (314)
                                                                                           -------     -------
                                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,206      (2,496)
                                                                                           -------     -------
                                                      NET INCREASE (DECREASE) IN CASH         (913)        (13)
Cash and due from banks, beginning of  period                                                4,746       6,091
                                                                                           -------     -------
                                               CASH AND DUE FROM BANKS, END OF PERIOD     $  3,833    $  6,078
                                                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                                  $  1,168    $  1,035
                                                                                          ========    ========
  Cash paid for income taxes                                                              $     65    $      -
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


                                                LEXINGTON B& L FINANCIAL CORP
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                   (Dollars in thousands)

                                                                   Accumulated
                                         Additional                  Other          Unearned    Unearned                   Total
                                Common    Paid-in    Retained     Comprehensive       ESOP        MRDP      Treasury   Stockholders'
                                Stock     Capital    Earnings        Income          Shares      Shares      Stock         Equity
                                -----     -------    --------        ------          ------      ------      -----         ------
Balance at September 30, 1999   $   13   $  12,277   $    8,905      $    (133)    $    (665)   $   (182)    $  (5,105) $   15,110
Comprehensive income:
Net income                           -           -          835              -             -           -             -         835
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of reclassification
 adjustments for amounts
 included in net income, net
 of tax benefit of $15               -           -            -            (27)            -           -             -         (26)
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------
Total comprehensive income           -           -          835            (27)            -           -             -         808
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------
Repurchase of common stock           -           -            -              -             -           -        (1,949)     (1,949)
Release of ESOP shares               -          16            -              -           103           -             -         119
Release of MRDP shares               -           -            -              -             -         105             -         105
Dividends paid ($.15 per share)      -           -         (249)             -             -           -             -        (249)
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------

Balance at September 30, 2000       13      12,293        9,491           (160)         (562)        (77)       (7,054)     13,944

                     (Unaudited)
Comprehensive income:
Net income                           -           -          227              -             -           -             -         227
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of reclassification
 adjustments for amounts
 included in net income, net
 of tax benefit of $65               -           -            -            126             -           -             -         126
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------
Total comprehensive income           -           -          227            126             -           -             -         353
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------
Repurchase of common stock           -           -            -              -             -           -             -           -
Release of ESOP shares               -           4            -              -            25           -             -          29
Release of MRDP shares               -           -            -              -             -          17             -          17
Dividends paid ($.15 per share)      -           -         (117)             -             -           -             -        (117)
                                ------   ---------   ----------      ---------     ---------    --------     ---------  ----------
Balance at December 31, 2000    $   13   $  12,297   $    9,601      $     (34)    $    (537)   $    (60)    $  (7,054) $   14,226
                                ======   =========   ==========      =========     =========    ========     =========  ==========

See accompanying notes to consolidated financial statements.

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 2000 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2000, interim financial statements. The results of operations for the period ended December 31, 2000, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of December 31, 2000, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2000 and for the year then ended included in the Registrant's 2000 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2000 Annual Report to Shareholders to which reference is made.

NOTE B--Investment Securities
-----------------------------

Investment securities consist of the following at December 31, 2000 and September 30, 2000 (in thousands):

                                                                     December 31,      September 30,
                                                                         2000               2000
                                                                         ----               ----
Available-for-Sale, at fair value:
        U.S. Government and federal agencies obligations             $       7,959     $       7,790
                                                                     =============     =============
Amortized cost                                                       $       8,011     $       8,032
                                                                     =============     =============
Held-to-Maturity, at amortized cost:
        U.S. Government and federal agencies obligations                    18,279            18,380
        State and municipal obligations                                      3,849             3,851
                                                                     -------------     -------------
                    Total held-to-maturity                           $      22,128     $      22,231
                                                                     =============     =============
Fair market value                                                    $      21,914     $      21,592
                                                                     =============     =============

NOTE C--Loans

The following table summarizes the composition of the loan portfolio as of the December 31, 2000 and September 30, 2000 (in thousands):

                                                   December 31,    September 30,
                                                       2000             2000
                                                       ----             ----

            Mortgage                                $   51,028       $   49,818
            Commercial                                   2,019            1,941
            Agriculture                                  2,812            3,087
            Consumer                                    10,195           10,403
                                                    ----------       ----------
                                                        66,054           65,249
            Add deferred loan fees                          86               79
                                                    ----------       ----------
                       Total loans                      66,140           65,328
            Less allowance for loan losses                 662              648
                                                    ----------       ----------
                       Net loans                    $   65,478       $   64,680
                                                    ==========       ==========

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE D--Allowance for Loans Losses

The following table is a summary of the activity in the allowance for loan losses (in thousands):


                                  Three Months Ended
                                      December 31,
                                   2000        1999
                                   ----        ----

                                  $    648   $    599
Provision for loan losses               18         12
Recoveries on loans charged-off          3          7
Charge-offs                             (7)        (7)
                                  --------   --------

                                  $    662   $    611
                                  ========   ========

At December 31, 2000, non-performing assets were $479,000, which was .72% of total loans and .44% of total assets. This balance consisted of $392,000 in loans not accruing interest and $87,000 in loans past due 90 days or more and still accruing interest.

NOTE D--Deposits

The following table summarizes the composition of deposits as of December 31, 2000 and September 30, 2000 (in thousands):


                                     December 31,   September 30,
                                         2000           2000
                                         ----           ----

         Noninterest-bearing       $       5,537    $       6,164
         NOW                               7,507            7,378
         Money Market                      6,753            6,044
         Savings                           5,780            7,364
         Certificates of deposit          61,161           58,389
                                   -------------    -------------
            Total deposits         $      86,738    $      85,339
                                   -------------    -------------

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE E--Earnings Per Share
--------------------------

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
                                                      Three Months Ended
                                                          December 31,
                                                      2000           1999
                                                      ----           ----

Basic earnings per share:
    Income available to common stockholders         $     227     $     186
                                                    =========     =========
Weighted average shares
    Average common shares outstanding                     709           823
    Options and MRDP plans                                 22            20
                                                    ---------     ---------
        Weighted average diluted common shares            731           843
                                                    =========     =========

    Basic earnings per share                        $    0.32     $    0.23
                                                    =========     =========

    Dilutive earnings per share                     $    0.31     $    0.22
                                                    =========     =========

NOTE F--Stock Options
---------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of December 31, 2000.

NOTE G--Management Recognition and Development Plan
---------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At December 31, 2000, 30,360 shares were vested. The Company recognized $17,410 and $30,307 as MRDP compensation expense for the three months ended December 31, 2000 and 1999, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H--Employee Stock Ownership Plan
-------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity. Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $29,013 for the three months ended December 31, 2000 compared to $32,218 for the same period ended December 31, 1999,

A summary of ESOP shares at December 31, 2000 is as follows:

Shares Allocated                    44,972

Shares released for allocation       2,556

Unreleased shares                   53,672
                                 ---------
           Total                   101,200
                                 ---------

Fair value of unreleased shares  $ 670,900
                                 =========


NOTE I--Contingencies
---------------------

On March 28, 2000 the Company entered into a contract in the amount of $2,642,000 for the construction of a new banking facility to be located in Lexington, Missouri. The new facility is being built to accommodate the merger of the Company's two banking subsidiaries. Construction is expected to be completed in February 2001. As of December 31, 2000, a total of $2,412,000 has been paid.

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

      The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 2000 and 1999 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

      The following should be read in conjunction with the Company's 2000 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                      Three Months Ended
                                         December 31,
                                         ------------
                                      2000          1999
                                      ----          ----

PER SHARE DATA
 Basic earnings per share              $0.32         $0.23
 Dulited earnings per share            $0.31         $0.22
 Cash dividends                        $0.15         $0.15
SELECTED RATIOS
 Return on average assets               0.86%         0.70%
 Return on stockholders' equity         6.53%         4.97%
 Efficiency ratio                      60.78%        66.78%

                                             ------------------At-------------------
                                             December 30,              September 30,
                                                  2000                      2000
                                                  ----                      ----
Book value (tangible)                                $17.06                    $16.68
Market price (closing price at end of period         $12.50                    $11.00
Selected Ratios:
 Loans to deposits                                    76.12%                    76.55%
 Allowance for loan losses to loans                    1.00%                     0.99%
 Equity to total assets                               13.00%                    12.95%

SUMMARY

Consolidated net income for the three months ended December 31, 2000 was $227,000, a $41,000 or 22.0% increase over the same period last year. Basic earnings per share of 32 cents increased 9 cents compared to the same period ended December 31,1999. Diluted earnings per share of 31 cents, increased 9 cents over the 22 cents per share earned for the three-month period ended December 31, 1999. The increase in net income for the quarter ended December 31, 2000 compared to the same period a year ago was the result of a $52,000 increase in net interest income and a decline of $27,000 in non-interest expense.

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

                                                     Three Months Ended                  Three Months Ended
                                         ------------------------------------     ----------------------------------
                                              December 31, 2000 vs 1999             December 31, 1999 vs 1998
                                              -------------------------             -------------------------
                                              Change Due To                         Change Due To
                                              -------------                         -------------
                                           Average     Average                     Average      Average
                                           Volume       Rate        Total          Volume        Rate        Total
                                           ------       ----        -----          ------        ----        -----
Interest income:
 Loans                                     $   71     $     91     $   162       $      16    $     (25)   $     (9)
 Investment securities & interest
  bearing deposits                            (90)          61     $   (29)            172          (26)        146
 Federal funds sold                            20            4          24             (13)           2         (11)
                                           ------     --------     -------       ---------    ---------    --------
       Total interest income                    1          156         157             175          (49)        126
Interest expense:
 Deposits                                      24           86         110              82          (42)         40
 Advances from FHLB                            20          (22)         (2)             47           (3)         44
 Notes payable                                 (2)          (1)         (3)             (2)           -          (2)
                                           ------     --------     -------       ---------    ---------    --------
       Total interest expense                  42           63         105             127          (45)         82
                                           ------     --------     -------       ---------    ---------    --------
Net interest income                        $  (41)    $     93     $    52       $      48    $      (4)   $     44
                                           ======     ========     =======       =========    =========    ========

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Total interest income for the three months ended December 31, 2000 increased $157,000 over comparable period last year. Interest expense for the quarter increased $105,000 for the three months ended December 31, 2000 over the same period a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                            Three Months Ended                  Three Months Ended
                                                  December 31, 2000                   December 31, 1999
                                         ---------------------------------   -----------------------------
                                                       Interest                             Interest
                                           Average     Income/      Yield/     Average      Income/      Yield/
                                           Balance     Expense      Rate       Balance      Expense      Rate
                                           -------     -------      ----       -------      -------      ----
Interest Earning Assets
 Loans                                     $ 65,988     $ 1,481       8.90%     $ 62,711     $ 1,319       8.34%
 Investment securities & interest
  bearing deposits                           33,081         510       6.12%       39,200         539       5.46%

 Federal funds sold                           2,129          34       6.34%          810          10       4.90%
                                           --------     -------                 --------     -------
  Total Earning Assets/Average Yield        101,198       2,025       7.94%      102,721       1,868       7.22%

Interest Bearing Liabilities
 Deposits                                    80,606       1,118       5.50%       78,798       1,008       5.08%
 Advances from FHLB                           6,992          65       3.69%        5,151          67       5.16%
 Notes payable                                  178           4       8.92%          273           7      10.17%
                                           --------     -------                 --------     -------
  Total Interest Bearing Liabilities/
    Average Yield                            87,776       1,187       5.37%       84,222       1,082       5.10%
                                                        -------                              -------
Net Interest Income                                     $   838                              $   786
                                                        =======                              =======
Net interest Spread                                                   2.57%                                2.12%
Net Interest Margin                                                   3.29%                                3.04%


Net interest income for the three-period ended December 31, 2000 was $838,000 compared to $786,000 for the three-month period ended December 31, 1999. The increase in net interest income for the quarter ended December 31, 2000 can be attributed to an improvement in the net interest spread. The net interest spread of 2.57% increased 45 basis points over the comparable period last year.
Contributing to the increase in net interest income and a wider net interest spread was the capitalization of $38,000 of interest expense on the construction cost of a new bank building during the quarter ended December 31, 2000. The capitalization of interest expense increased the net interest spread from 2.40% to 2.57%. A total of $73,000 of interest has been capitalized since construction started in March 2000. The increase in the net interest spread can also be attributed to a higher yield on earning assets resulting from the portfolio of mortgage loans which are adjustable to changes in interest rates. The higher cost of funds for the quarter, which increased 27 basis points over the compared period a year ago, is the result of the a general rise in interest rates over the past twelve months.

The improvement in the net interest margin of 25 basis points over the same period last year can be attributed to the a wider net interest spread an improved mix of earning assets.

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RISK ELEMENTS OF LOAN PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                       December 31,    September 30,
                                                                           2000            2000
                                                                           ----            ----
    Non-accrual loans                                                     $     392       $     394
    Loans past due 90 days or more and still accruing interest                   87              47
    Foreclosed real estate and other repossessed assets                           -               -
                                                                          ---------       ---------
                    Total non-performing assets                           $     479       $     441
                                                                          =========       =========

Non-performing assets at December 31, 2000 were .44% of total assets, compared to .41% of total assets at September 30, 2000. Non-accrual loans at December 31, 2000 consisted primarily of residential real estate loans, commercial and commercial real estate loans. Classified assets at December 31, 2000 totaled $1,107,000 or 1.67% of total loans and 1.01% of total assets, compared to $725,000 or 1.11% of total loans and .67% of total assets at September 30, 2000. Classified assets consisted entirely of loans classified substandard and special mention.

PROVISION FOR LOAN LOSSES/ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses for the three months ended December 31, 2000 was $18,000 compared to a $12,000 provision for the three month period ended December 31, 1999. Loan charge-offs totaled $7,000 for three-month period ended December 31, 2000 compared to $7,000 for the same period a year ago. Loan recoveries for the three-period ended December 31, 2000 were $3,000 compared to $7,000 for the comparable period last year. The allowance for loan losses at December 31, 2000 was $662,000 or 1.00% of outstanding loans compared to $648,000 or .99% at September 30, 2000. The higher provision for loan losses can be attributed to the methodologies in determining the adequacy of the allowance for loan losses and to an increase in outstanding loans. Loans increased $812,000 since September 30, 2000.

NON-INTEREST INCOME

   Non-interest income for the three-month period ended December 31, 2000 of $113,000 decreased $7,000 from the three-month period ended December 31, 1999. The decrease in non-interest income for the three months ended December 31, 2000 resulted primarily from decreases in service charge income.

NON-INTEREST EXPENSE
     Non-interest expense of $597,000 for the three months ended December 31, 2000, decreased $27,000 from the comparable period a year ago. Accounting for the majority of the decrease was a reduction in salaries and benefit cost, which decreased $11,000 during the three-month ended December 31, 2000 from the same period last year. The decrease in salaries and benefits is primarily from a reduction in the cost of Management Recognition and Development Plan. The Management Recognition Development Plan expense of $17,000 for the quarter ended December 31, 2000, decreased $31,000 from amount reported for the same period last year.

      The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 60.8% for the three months ended December 31, 2000, an improvement from 66.8% for the same period a year ago. The improvement in the expense efficiency ratio can be attributed to lower operating expenses and to an increase in net revenues.

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

    At December 31, 2000, total stockholders' equity of $14,226,000 represented 13.0% of total assets compared to $13,944,000 or 12.9% of total assets at September 30, 2000. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

B & L BANK

    The Office of Thrift Supervision currently requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdraw able deposits and short-term borrowing. B & L Bank's liquidity ratio was 15.14 at December 31, 2000. B & L Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 2000.

                                                                        Minimum
                                                       B & L Bank       Required
                                                       Ratios at        Capital
                                                   December 31, 2000    Ratios
                                                   -----------------    -----

         Risk-based capital                                   22.7%        8.0%
         Tier 1 capital to risk-weighted assets               22.1%        4.0%
         Tangible capital                                     13.2%        1.5%

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES  CON'T
--------------------------------------


LAFAYETTE COUNTY BANK

     Under Federal Deposit Insurance Corporation regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summarizes Lafayette County Bank's capital ratios and ratios required by regulation at December 31, 2000:


                                                     Lafayette       Minimum
                                                   County Bank      Required
                                                    Ratios at       Capital
                                                December 31, 2000    Ratios
                                                -----------------    ------

  Risk-based capital                                  17.6%           8.0%
  Tier 1 capital to net risk-weighted assets          16.3%           4.0%
  Tangible equity ratio                                8.2%           4.0%

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


                                           Lexington B & L Financial Corp.


    Date: January 29, 2001                 By: Erwin Oetting, Jr.
         ------------------                    ------------------
                                            President, Chief Executive Officer
                                            And Director (Principal Executive
                                            Officer)



    Date January 29, 2001                  By:  William J. Huhmann
         -----------------                    ---------------------
                                              Senior Vice President and Chief
                                              Financial Officer, (Principal
                                              Financial and Accounting Officer)