Form 10QSB
period 2001-03-31
LEXINGTON B & L FINANCIAL CORP
filed 2001-05-14
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ending   March  31,  2001
                                    ------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from              to
                                   ------------

Commission  File  Number             0-28120
                         -------------------

                       Lexington  B  &  L  Financial  Corp.
                       ------------------------------------

            Missouri                                       43-1739555
----------------------------------------              --------------------
(State  or  other jurisdiction of I.R.S.               (I.R.S.  Employer
 Employer Incorporation or organization)               Identification No.)

 205  South  13thStreet,  Lexington,  Mo                    64067
----------------------------------------                 ------------
(Address  of principal executive offices)                 (Zip Code)

      816-259-2247
-----------------------
(Registrant's  telephone  number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    X     No
                                               ---


As of May 4, 2001 there were 783,624 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional  Small  Business  Disclosure  Format

                                         Yes      No   X
                                             ---      ---

                         LEXINGTON B & L FINANCIAL CORP.
                                   FORM 10-QSB
                                 March 31, 2001



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

                                        LEXINGTON  B  &  L  FINANCIAL  CORP.
                                CONSOLIDATED  STATEMENTS  OF  FINANCIAL  CONDITION
                                             (Dollars  in  thousands)

                                                                             March 31,     September 30,
                                                                                2001           2000
                                                                            ------------  ---------------
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                     $     1,711   $        1,658
Interest-bearing deposits                                                        11,378            3,088
Investment securities
  Available-for-sale, at fair value                                              12,988            7,790
  Held-to-maturity (fair value of $14,536 and $21,592, respectively,)            14,483           22,231
Federal funds sold                                                                5,034            1,374
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                              618              543
Loans held for sale                                                                 484              328
Loans receivable, less allowance for loan losses of $655 at
  March 31, 2001 and $648 at September 30, 2000                                  66,156           64,680
Accrued interest receivable                                                       1,081            1,132
Premises and equipment                                                            4,004            2,832
Foreclosed real estate                                                               32                -
Cost in excess of net assets acquired                                               826              863
Other assets                                                                      1,099            1,168
                                                                            ------------  ---------------
                                                          TOTAL ASSETS      $   119,894   $      107,687
                                                                            ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $    93,779   $       85,339
  Advances from borrowers for taxes and insurance                                    88              180
  Advances from FHLB                                                             10,403            7,003
  Notes payable                                                                     178              178
  Other liabilities                                                                 963            1,043
                                                                            ------------  ---------------
                                                     TOTAL LIABILITIES          105,411           93,743

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued                              -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued                                                          13               13
  Additional paid-in-capital                                                     12,302           12,293
  Retained earnings                                                               9,766            9,491
  Accumulated other comprehensive income                                             17             (160)
  Unearned ESOP shares                                                             (511)            (562)
  Unearned MRDP shares                                                              (43)             (77)
  Treasury stock at cost (481,376 and 480,827 shares, respectively)              (7,061)          (7,054)
                                                                            ------------  ---------------
                                            TOTAL STOCKHOLDERS' EQUITY           14,483           13,944
                                                                            ------------  ---------------
                            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $   119,894   $      107,687
                                                                            ============  ===============

See accompanying notes to consolidated financial statements.

                               LEXINGTON  B  &  L  FINANCIAL  CORP.
                               CONSOLIDATED  STATEMENTS  OF  INCOME
                       (Dollars  in  thousands,  except  per  share  amounts)

                                                                Three  Months  Ended   Six Months Ended
                                                                       March  31,         March 31,
                                                                    2001       2000     2001     2000
                                                                ------------  -------  -------  ------
                                                                      (Unaudited)        (Unaudited)
Interest Income
  Mortgage loans                                                $      1,116  $  993   $2,223   $1,974
  Other loans                                                            358     329      732      667
  Investment securities and interest-bearing deposits                    512     502    1,022    1,041
  Federal funds sold                                                      58      55       92       65
                                                                ------------  -------  -------  ------
                                        TOTAL INTEREST INCOME          2,044   1,879    4,069    3,747
Interest Expense
  Deposits                                                             1,180   1,028    2,298    2,036
  Advances from FHLB                                                      73      66      138      133
  Notes payable                                                            4       6        8       13
                                                                ------------  -------  -------  ------
                                       TOTAL INTEREST EXPENSE          1,257   1,100    2,444    2,182
                                                                ------------  -------  -------  ------
                                          NET INTEREST INCOME            787     779    1,625    1,565
Provision for loan losses                                                 18      14       36       26
                                                                ------------  -------  -------  ------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            769     765    1,589    1,539
Noninterest Income
  Service charges and other fees                                          81      80      169      175
  Commission, net                                                         11      16       20       25
  Income (loss) from foreclosed assets                                     -      (3)      (3)
  Gain ( loss) on sale of investments                                      9       -        9        -
  Other                                                                   19      13       35       29
                                                                ------------  -------  -------  ------
                                     TOTAL NONINTEREST INCOME            120     106      233      226
Noninterest Expense
  Employee compensation and benefits                                     351     370      699      729
  Occupancy costs                                                         53      52      104      101
  Advertising                                                             10       7       20       19
  Data processing                                                         32      29       58       54
  Federal insurance premiums                                               4       5        8       13
  Professional and consulting fees                                        55      45       89       79
  Amortization of intangible assets arising from acquisitions             19      18       38       37
  Other                                                                  119     101      224      219
                                                                ------------  -------  -------  ------
                                    TOTAL NONINTEREST EXPENSE            643     627    1,240    1,251
                                                                ------------  -------  -------  ------
                                   INCOME BEFORE INCOME TAXES            246     244      582      514
Income taxes                                                              80      83      189      167
                                                                ------------  -------  -------  ------
                                                   NET INCOME   $        166  $  161   $  393   $  347
                                                                ============  =======  =======  ======

Basic Earnings Per Share                                        $       0.23  $ 0.22   $ 0.55   $ 0.45
                                                                ============  =======  =======  ======
Diluted Earnings Per Share                                      $       0.23  $ 0.21   $ 0.54   $ 0.43
                                                                ============  =======  =======  ======

See accompanying notes to consolidated financial statements.

                                           LEXINGTON  B  &  L  FINANCIAL  CORP.
                                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                  (Dollars  in  thousands)

                                                                                     Six Months Ended
                                                                                         March  31,
                                                                                      2001        2000
                                                                                  ------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES                                                    (unaudited)
Net income                                                                        $       393   $   347
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                            44        45
  Amortization of premiums and discounts                                                   (9)       (3)
  Amortization of deferred loan fees                                                        6         3
  Provision for salary continuation plan costs                                             41        42
  Amortization of cost in excess of net assets acquired                                    37        37
  Provision for loan losses                                                                36        26
  Origination's of loans held for sale                                                 (2,319)   (2,185)
  Proceeds from sale of loans held for sale                                             2,091     2,547
 Gain (loss) on available-for-sale securities                                              (7)        -
  ESOP shares released                                                                     60        65
  Amortization of MRDP                                                                     34        61
  Changes to assets and liabilities increasing (decreasing) cash flows                    (93)      (62)
                                                                                  ------------  --------
                                    NET CASH FLOW PROVIDED BY OPERATING ACTIVIES          314       923
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities / sales of securities available-for-sale                      1,737     1,062
 Proceeds from maturities/sales of securities held-to-maturity                          8,337     1,756
 Purchase of securities available-for-sale                                             (6,646)     (100)
 Purchase of securities held-to-maturity                                                 (593)     (199)
 Purchase of FHLB stock                                                                   (75)       (8)
 Net (increase) decrease in federal funds sold                                         (3,660)   (4,118)
 Loans originated, net of repayments                                                   (1,478)      680
 Proceeds from sales of foreclosed real estate                                              -         3
 Purchase of premises and equipment                                                    (1,216)     (285)
                                                                                  ------------  --------
                             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (3,594)   (1,209)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                    8,440       814
 Net increase (decrease) in advances from borrowers for property taxes/insurance          (92)     (103)
 Proceeds from FHLB advances                                                            3,500         -
 Repayments of FHLB advances                                                             (100)      (97)
 Payment of dividends                                                                    (118)     (119)
 Purchase of treasury stock                                                                (7)   (1,391)
                                                                                  ------------  --------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       11,623      (896)
                                                                                  ------------  --------
                                                 NET INCREASE (DECREASE) IN CASH        8,343    (1,182)
Cash and due from banks, beginning of year                                              4,746     6,091
                                                                                  ------------  --------
                                            CASH AND DUE FROM BANKS, END OF YEAR  $    13,089   $ 4,909
                                                                                  ============  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                          $     2,412   $ 2,175
                                                                                  ============  ========
  Cash paid for income taxes                                                      $       250   $   180
                                                                                  ============  ========
  Noncash investing and financing-loans to facilitate sale of real estate         $         -   $    29
                                                                                  ============  ========
See accompanying notes to consolidated financial statements.

                                           LEXINGTON B& L FINANCIAL CORP
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                              (Dollars in thousands)

                                                                    Accumulated
                                             Additional                 Other      Unearned  Unearned                 Total
                                     Common   Paid-in    Retained   Comprehensive    ESOP      MRDP     Treasury   Stockholders'
                                      Stock   Capital    Earnings      Income       Shares    Shares     Stock        Equity
                                     -------  --------  ----------  -------------  --------  --------  ----------  -------------
BALANCE AT SEPTEMBER 30,
1999                                 $    13  $ 12,277  $   8,905   $       (133)  $  (665)  $  (182)  $  (5,105)  $     15,110
Comprehensive income:
Net income                                 -         -        835              -         -         -           -            835
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of reclassification
 adjustments for amounts
 included in net income, net
 of tax benefit of $28                     -         -          -            (27)        -         -           -            (27)
                                     -------  --------  ----------  -------------  --------  --------  ----------  -------------
Total comprehensive income                 -         -        835            (27)        -         -           -            808

Repurchase of common stock                 -         -          -              -         -         -      (1,949)        (1,949)
Release of ESOP shares                     -        16          -              -       103         -           -            119
Release of MRDP shares                     -         -          -              -         -       105           -            105
Dividends paid ($.15 per share)            -         -       (249)             -         -         -           -           (249)
                                     -------  --------  ----------  -------------  --------  --------  ----------  -------------
BALANCE AT SEPTEMBER 30,
2000                                      13    12,293      9,491           (160)     (562)      (77)     (7,054)        13,944

              (Unaudited)
Comprehensive income:
Net income                                 -         -        393              -         -         -           -            393
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of tax benefit of $87                                                   181                                            181
Reclassification adjustment for
 gains (losses) arising during the
 period, net of tax benefit of $2          -         -          -             (4)        -         -           -             (4)
                                     -------  --------  ----------  -------------  --------  --------  ----------  -------------
Total comprehensive income                 -         -        393            177         -         -           -            570

Repurchase of common stock                 -         -          -              -         -         -          (7)            (7)
Release of ESOP shares                     -         9          -              -        51         -           -             60
Release of MRDP shares                     -         -          -              -         -        34                         34
Dividends paid ($.15 per share)            -         -       (118)             -         -         -           -           (118)
                                     -------  --------  ----------  -------------  --------  --------  ----------  -------------

BALANCE AT MARCH 31, 2001            $    13  $ 12,302  $   9,766   $         17   $  (511)  $   (43)  $  (7,061)  $     14,483
                                     =======  ========  ==========  =============  ========  ========  ==========  =============

See  accompanying  notes  to  consolidated  financial  statements.

                      LEXINGTON  B  &  L  FINANCIAL  CORP.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Unaudited)

NOTE  A--Basis  of  Presentation
--------------------------------

The consolidated interim financial statements as of March 31, 2001 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank, Lafayette County Bank, and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2001, interim financial statements. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of March 31, 2001, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2000 and for the year then ended included in the Registrant's 2000 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2000 Annual Report to Shareholders to which reference is made.


NOTE  B--Investment  Securities
-------------------------------

Investment securities consist of the following at March 31, 2001 and September 30, 2000 (in thousands):

                                                    March 31,   September 30,
                                                       2001          2000
                                                    ----------  --------------
Available-for-Sale, at fair value
  U.S. Government and federal agencies obligations  $   12,988  $        7,790
                                                    ==========  ==============
Amortized cost                                      $   12,962  $        8,032
                                                    ==========  ==============

Held-to-Maturity, at amortized cost:
  U.S. Government and federal agencies obligations      10,383          18,380
  State and municipal obligations                        4,100           3,851
                                                    ----------  --------------
              Total held-to-maturity                $   14,483  $       22,231
                                                    ==========  ==============
Fair market value                                   $   14,536  $       21,592
                                                    ==========  ==============


NOTE  C-Loans
-------------

The following table summarizes the composition of the loan portfolio as of the March 31, 2001 and September 30, 2000
(in  thousands):

                                March 31,   September 30,
                                   2001          2000
                                ----------  --------------
Mortgage                        $   51,683  $       49,818
Commercial                           2,167           1,941
Agriculture                          2,691           3,087
Consumer                            10,177          10,403
                                ----------  --------------
                                    66,718          65,249
Add deferred loan fees                  93              79
                                ----------  --------------
       Total loans                  66,811          65,328
Less allowance for loan losses         655             648
                                ----------  --------------
       Net loans                $   66,156  $       64,680
                                ==========  ==============

                       LEXINGTON  B  &  L  FINANCIAL  CORP.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)


NOTE  D-Allowance  for  Loans  Losses
-------------------------------------

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                    Three Months     Six Month
                                       Ended           Ended
                                     March  31,      March  31,
                                    2001    2000    2001    2000
                                   ------  ------  ------  ------
Balance, beginning of period       $ 662   $ 611   $ 648   $ 599
  Provision for loan losses           18      14      36      26
  Recoveries on loans charged-off      2       1       4       8
  Charge-offs                        (27)    (10)    (33)    (17)
                                   ------  ------  ------  ------

Balance, end of period             $ 655   $ 616   $ 655   $ 616
                                   ======  ======  ======  ======

At March 31, 2001, non-performing assets were $637,000, which was .95% of total loans and .53% of total assets. This balance consisted of $580,000 in loans not accruing interest, $25,000 in loans past due 90 days or more and still accruing interest and $32,000 of other real estate owned.

NOTE  D--Deposits
-----------------

The following table summarizes the composition of deposits as of March 31, 2001 and September 30, 2000 (in thousands):

                            March 31.   September 30,
                              2001          2000
                           ----------  --------------
  Non-interest-bearing     $    5,427  $        6,164
  NOW                           9,742           7,378
  Money Market                  7,013           6,044
  Savings                       5,872           7,364
  Certificates of deposit      65,725          58,389
                           ----------  --------------
     Total deposits        $   93,779  $       85,339
                           ==========  ==============

                        LEXINGTON  B  &  L  FINANCIAL  CORP.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                    (Continued)

NOTE  E-Statement  of  Comprehensive  Income
--------------------------------------------

The following sets forth the Statement of Comprehensive Income for the three and six month periods ending March 31, 2001 and 2000, (in thousands):

                                                       Statement of Comprehensive Income
                                                   Three Months Ended       Six Months Ended
                                                 ----------------------  ----------------------
                                                       March  31,              March  31,
                                                    2001        2000        2001        2000
                                                 ----------  ----------  ----------  ----------
                                                                   (Unaudited)
Net income                                       $     166   $     161   $     393   $     347
Other comprehensive income:
   Unrealized holding gain (loss) on available
        for sale securities                             83         (90)        270        (173)
   Reclassification adjustment for gains
       arising during the period                        (5)          -           -           -
                                                 ----------  ----------  ----------  ----------
   Other comprehensive income before tax                78         (90)        270        (173)
   Tax expense related to items
        of other comprehensive income                  (27)         28         (93)         56
                                                 ----------  ----------  ----------  ----------
   Comprehensive Income (loss), net of tax              51         (62)        177        (117)
                                                 ----------  ----------  ----------  ----------
Comprehensive income                             $     217   $      99   $     570   $     230
                                                 ==========  ==========  ==========  ==========


NOTE  E--Earnings  Per  Share
-----------------------------

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

                                               Three Months Ended    Six Months Ended
                                                    March 31,            March 31,
                                                 2001      2000       2001       2000
                                              ---------  ---------  ---------  ---------
Basic earnings per share:
  Income available to common stockholders     $     166  $     161  $     393  $     347
                                              =========  =========  =========  =========
Weighted average shares
  Average common shares outstanding                 711        746        710        782
  Options and MRDP plans                             21         23         20         22
                                              ---------  ---------  ---------  ---------
      Weighted average diluted common shares        732        769  $     730  $     804
                                              =========  =========  =========  =========

  Basic earnings per share                    $    0.23  $    0.22  $    0.55  $    0.45
                                              =========  =========  =========  =========

  Diluted earnings per share                  $    0.23  $    0.21  $    0.54  $    0.43
                                              =========  =========  =========  =========

                        LEXINGTON  B  &  L  FINANCIAL  CORP.
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                    (Continued)

NOTE  F--Stock  Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of March 31, 2001.

NOTE  G-Management  Recognition  and  Development  Plan
-------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At March 31, 2001, 30,360 shares were vested. The Company recognized $17,410 and $34,821 as MRDP compensation expense for the three and six months ended March 31, 2001 and $30,307 and $60,613, respectively, for the three and six months ended March 31, 2000. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

NOTE  H--Employee  Stock  Ownership  Plan
-----------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $31,250 and $60,263 for the three and six months ended March 31, 2001, respectively, compared to $32,226 and $64,444 for the same period ended March 31, 2000.

A  summary  of  ESOP  shares  at  March  31,  2001  is  as  follows:

Shares  Allocated                         44,972
Shares  released  for  allocation          5,112
Unreleased  shares                        51,116
                                       ---------
              Total                      101,200
                                       ---------

Fair  value  of  unreleased  shares    $ 638,950
                                       =========

NOTE  I--Contingencies  and  Subsequent  Event
----------------------------------------------

On March 28, 2000 the Company entered into a contract for the construction of a new banking facility to be located in Lexington, Missouri. The new facility is being built to accommodate the merger of the Company's two banking subsidiaries. Construction was completed in March 2001 with B & L Bank occupying the facility on Mach 24, 2001. As of March 31, 2001, a total of $2,770,000 has been paid with an estimated $130,000 remaining to be disbursed. The merger of the Company's two banking subsidiaries was consummated on April 7, 2001.

                        LEXINGTON  B  &  L  FINANCIAL  CORP.
                     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

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

                                                    Three Months Ended      Six Months Ended
                                                         March  31,            March  31,
                                                      2001       2000      2001         2000
                                                   -----------  -------  ----------  -----------
PER SHARE DATA
   Basic earnings per share                        $     0.23   $ 0.22   $    0.55   $       0.45
   Diluted earnings per share                      $     0.23   $ 0.21   $    0.54   $       0.43
   Cash dividends                                  $        -   $    -   $    0.15   $       0.15
  SELECTED RATIOS
   Return on average assets                              0.59%     .60%        .71%          0.66%
   Return on stockholders' equity                        4.70%    4.53%       5.56%          4.78%
   Efficiency ratio                                     68.80%   68.81%      64.75%         67.78%


                                                                          ----------At------------
                                                                          March 31,  September 30,
                                                                             2001        2000
                                                                          ---------  -------------
  Book value (tangible)                                                   $  17.44   $      16.68
  Market price (closing price at end of period                            $  12.50   $      11.00
  Selected Ratios:
   Loans to deposits                                                         71.24%         76.55%
   Allowance for loan losses to loans                                         0.98%          0.99%
   Equity to total assets                                                    12.08%         12.95%


Construction has been completed on the new bank building in Lexington, Missouri which was occupied on March 24, 2001. On April 7, 2001, the merger between B & L Bank and Lafayette County Bank was completed, with B & L Bank as the survivor retaining its thrift charter.

SUMMARY

Consolidated net income for the three and six month periods ended March 31, 2001 was $166,000 and $393,000, or increases of 3.1% and 13.3%, respectively, over the same periods last year. Basic earnings per share of 23 and 55 cents increased 1 and 10 cents over the same periods ended March 31,2000. For the three and six month periods ending March 31, 2001, diluted earnings per share were 23 and 54 cents, compared to 21 and 43 cents per share earned for the comparable periods ended March 31, 2000. The increase in net income for the three and six months ended March 31, 2001 compared to the same periods a year ago was the result of increased net interest income and non-interest income offset by higher non-interest expenses.

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


                                      Three Months Ended          Six Months Ended
                                   -----------------------    ------------------------
                                    March 31, 2001 vs 2000     March 31, 2001 vs 2000
                                    ----------------------     ----------------------
                                    Change Due To              Change Due To
                                    -------------              -------------
                                   Average  Average           Average  Average
                                    Volume    Rate    Total    Volume    Rate    Total
                                   --------  ------  -------  --------  ------  -------
Interest income:
 Loans                             $    77   $  75   $  152   $   158   $ 156   $  314
 Investment securities & interest
  bearing deposits                      17      (7)  $   10       (38)     19      (19)
 Federal funds sold                      8      (5)       3        30      (3)      27
                                   --------  ------  -------  --------  ------  -------
       Total interest income           102      63      165       150     172      322
Interest expense:
 Deposits                               68      84      152        86     176      262
 Advances from FHLB                     25     (18)       7        45     (40)       5
 Notes payable                          (2)      -       (2)       (4)     (1)      (5)
                                   --------  ------  -------  --------  ------  -------
       Total interest expense           91      66      157       127     135      262
                                   --------  ------  -------  --------  ------  -------
Net interest income                $    11   $  (3)  $    8   $    23   $  37   $   60
                                   ========  ======  =======  ========  ======  =======

                        LEXINGTON  B  &  L  FINANCIAL  CORP.
                    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                 FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                                     (continued)

Total interest income for the three and six month periods ended March 31, 2001 increased $165,000 and $322,000, respectively, over comparable periods last year. Interest expense increased $157,000 and $262,000 for the three and six months ended March 31, 2001 over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                                 Three Months Ended                  Three Months Ended
                                                  March  31,  2001                    March  31,  2000
                                          ------------------------------------  ---------------------------
                                                           Interest                       Interest
                                              Average       Income/    Yield/   Average   Income/   Yield/
                                              Balance       Expense     Rate    Balance   Expense    Rate
                                          ---------------  ---------  --------  --------  --------  -------
Interest Earning Assets
 Loans                                    $       66,362   $  1,474      9.01%  $ 62,508  $  1,322    8.48%
 Investment securities & interest
  bearing deposits                                35,223        512      5.90%    33,755       502    5.97%
 Federal funds sold                                4,349         58      5.41%     3,739        55    5.90%
                                          ---------------  ---------            --------  --------
  Total Earning Assets/Average Yield             105,934      2,044      7.83%   100,002     1,879    7.54%
Interest Bearing Liabilities
 Deposits                                         85,858      1,180      5.57%    80,311     1,028    5.13%
 Advances from FHLB                                7,555         73      3.92%     5,120        66    5.17%
 Notes payable                                       178          4      9.11%       273         6    8.82%
                                          ---------------  ---------            --------  --------
  Total Interest Bearing Liabilities/
    Average Yield.                                93,591      1,257      5.45%    85,704     1,100    5.15%
                                                           ---------                      --------
Net Interest Income                                        $    787                       $    779
                                                           =========                      ========
Net interest Spread                                                      2.38%                        2.39%
Net Interest Margin.                                                     3.01%                        3.12%

                                              Six Months Ended                       Six Months Ended
                                               March 31, 2001                         March 31, 2000
                                          ------------------------------------  ---------------------------
                                                          Interest                        Interest
                                            Average        Income/     Yield/   Average   Income/   Yield/
                                            Balance        Expense      Rate    Balance   Expense    Rate
                                          ---------------  ---------  --------  --------  --------  -------
Interest Earning Assets
 Loans                                    $       66,448   $  2,955      8.92%  $ 62,624  $  2,641    8.41%
 Investment securities & interest
  bearing deposits                                33,999      1,022      6.03%    35,152     1,041    5.91%
 Federal funds sold                                3,080         92      5.99%     2,066        65    6.28%
                                          ---------------  ---------            --------  --------
  Total Earning Assets/Average Yield             103,527      4,069      7.88%    99,842     3,747    7.49%
Interest Bearing Liabilities
 Deposits                                         82,857      2,298      5.56%    79,447     2,036    5.11%
 Advances from FHLB                                7,233        138      3.83%     5,138       133    5.16%
 Notes payable                                       178          8      9.01%       273        13    9.50%
                                          ---------------  ---------            --------  --------
  Total Interest Bearing Liabilities/
    Average Yield                                 90,268      2,444      5.43%    84,858     2,182    5.13%
                                                           ---------                      --------
Net Interest Income                                        $  1,625                       $  1,565
                                                           =========                      ========
Net interest Spread                                                      2.45%                        2.36%
Net Interest Margin                                                      3.15%                        3.13%

                     LEXINGTON  B  &  L  FINANCIAL  CORP.
                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
             FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                                 (continued)


Net interest income for the three and six month periods ended March 31, 2001 was $787,000 and $1,625,000, respectively, compared to $779,000 and $1,565,000 for the comparably periods last year. The increase in net interest income for three months ended March 31, 2001 can be largely attributed to a higher volume of earning assets. For the six month period ended March 31, 2001, the increase in net interest income can be attributed to an improvement in the net interest spread and a higher volume of earning assets. During the three month period ended March 31, 2001, average earning assets increased $5,932,000 over the comparably period last year. The net interest spread for the six month period ended March 31, 2001 increased 9 basis points over the same period last year. Contributing to the increase in net interest income and a wider net interest spread was the capitalization of interest expense on the construction cost of a new bank building amounting to $38,000 and $76,000, respectively, during the three and six month periods ended March 31, 2001. The capitalization of interest expense increased the net interest spread from 2.28% to 2.45%, or 17 basis points for the six month period ended March 31, 2001. A total of $111,000 of interest has been capitalized since construction started in March 2000.

RISK  ELEMENTS  OF  LOAN  PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                              March 31,   September 30,
                                                                 2001          2000
                                                              ----------  --------------
  Non-accrual loans                                           $      579  $          394
  Loans past due 90 days or more and still accruing interest          25              47
  Foreclosed real estate and other repossessed assets                 32               -
                                                              ----------  --------------

                  Total non-performing assets                 $      636  $          441
                                                              ==========  ==============


Non-performing  assets  at March 31, 2000 were .53% of total assets, compared to
 .41%  of  total  assets at September 30, 2000.   Non--accrual loans at March 31,
2001 consisted primarily of residential real estate loans, and commercial real estate loans. Classified assets at March 31, 2001 totaled $817,000 or 1.22% of total loans and .68% of total assets, compared to $725,000 or 1.11% of total loans and .67% of total assets at September 30, 2000. Classified assets consisted entirely of loans classified substandard and special mention.

PROVISION  FOR  LOAN  LOSSES/ALLOWANCE  FOR  LOAN  LOSSES

The Company performs periodic and systematic detailed reviews of its loan portfolio to identify inherent risks and collectibility of the loan portfolio, and to assess the overall adequacy of the allowance for loan losses. The allowance for loan losses on certain homogeneous loan portfolios, which generally consist of residential mortgages and consumer loans, is based on segment evaluations generally by loan type. Anticipated losses for these segments which consider a variety of factors including, but not limited to, projected defaults or foreclosures/repossessions based on portfolio trends, and delinquencies. The remaining loan portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical experience, current economic conditions and performance trends within specific portfolio segments, and other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards No. 114), result in the estimation of specific allowances for loan losses. Portions of the allowance for loan losses are assigned to cover the estimated probable credit losses in each loan category based on the results of the detail review process described above. The remaining or unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and economic conditions. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimated of incurred loans losses.

                    LEXINGTON  B  &  L  FINANCIAL  CORP.
                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
              FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                                  (continued)

PROVISION  FOR  LOAN  LOSSES/ALLOWANCE  FOR  LOAN  LOSSES  CON'T

The provision for loans losses for the three and six months ended March 31, 2001 of $18,000 and $ 36,000, increased $4,000 and $10,000, respectively, over the same periods last year. The higher provision for loan losses can be attributed to the methodologies in determining the adequacy of the allowance for loan losses and to an increase in outstanding loans.


NON-INTEREST  INCOME

   Non-interest income for the three and six month periods ended March 31, 2001 of $120,000 and $233,000 increased $14,000, and $7,000, respectively, over the three and six month periods ended March 31, 2000. The increase in non-interest income for the three and six month ended March 31, 2001 resulted primarily from gains realized on securities called prior to maturity.


NON-INTEREST  EXPENSE

     Non-interest expense of $643,000 for the three months periods ended March 31, 2001, increased $16,000 over the comparable period a year ago. For the six month period ended March 31, 2001, non-interest expenses decreased $11,000 from the same period a year ago. Accounting for the majority of the decrease was a reduction in salaries and benefit cost, which decreased $19,000 and $30,000, respectively, during the three and six month periods ended March 31, 2001 from the same periods last year. The decrease in salaries and benefits is primarily from a reduction in the cost of Management Recognition and Development Plan. The Management Recognition Development Plan expense of $17,000 and $35,000 for the three and six months ended March 31, 2001, decreased $13,000 and $26,000 , respectively, from amounts reported for the same period last year. Contributing to the higher non-interest expense for the three months ended March 31, 2001, were cost associated with preparation for the merger of the Company's two banking subsidiaries. The merger was consummated on April 7, 2001.

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 64.7% for the six month period ended March 31, 2001, an improvement from 67.8% for the same period a year ago. The improvement in the expense efficiency ratio can be attributed to lower operating expenses and to an increase in net revenues.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

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

    At March 31, 2001, total stockholders' equity of $14,483,000 represented 12.1% of total assets compared to $13,944,000 or 12.9% of total assets at September 30, 2000. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

                    LEXINGTON  B  &  L  FINANCIAL  CORP.
                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
              FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                                  (continued)


LIQUIDITY  AND  CAPITAL  RESOURCES  CON'T
-----------------------------------------

B  &  L  BANK

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at March 31, 2001.

                                                   Minimum
                                    B & L Bank     Required
                                    Ratios  at     Capital
                                  March 31, 2001    Ratios
                                  ---------------  ---------
  Risk-based capital                        22.0%       8.0%
  Tier 1 to risk-weighted assets            21.5%       4.0%
  Tangible capital                          12.7%       1.5%


LAFAYETTE  COUNTY  BANK

     Under Federal Deposit Insurance Corporation regulations, a bank will be adequately capitalized if it: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater, (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater, (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The following table summarizes Lafayette County Bank's capital ratios and ratios required by regulation at March 31, 2001:

                                             Lafayette      Minimum
                                            County Bank    Required
                                             Ratios at      Capital
                                          March 31, 2001    Ratios
                                          ---------------  ---------
  Risk-based capital                                18.0%       8.0%
  Tier 1 capital to risk-weighted assets            16.8%       4.0%
  Tangible equity ratio                              7.8%       4.0%

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

Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

The Annual Meeting of Stockholders' of the Company ("Meeting") was held on January 9, 2001. The results of the vote on the matters
Presented  at  the  Meeting  is  as  follows:

1.  The  following  individual  was  elected  as director for a three-year term:
                                    Vote For      Vote Withheld
                                    --------      -------------
   E.  Steva  Vialle                600,344         113,304

The terms of Directors Erwin Oetting, Jr., Steve Oliaro, Charles R. Wilcoxon, and Norman Vialle continued on after the meeting.

2. The firm of Moore, Horton & Carlson P.C. was ratified as auditors for the fiscal year ended September 30, 2001.
                                    Vote For      Vote Withheld
                                    --------      -------------
   Ratification  of  Auditors       686,348          27,300


ITEM  5.  OTHER  INFORMATION

The Board elected William J. Huhmann, Senior Vice President and Chief Financial Officer, to serve as a Director of the Company. Mr. Huhmann will serve until the next annual meeting of the Stockholders' at which time he will stand for election by the stockholders.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Lexington B &  L  Financial  Corp.

Date:  May  11,  2001              By:  Erwin  Oetting,  Jr.
     -----------------                  --------------------
                                        President,  Chief  Executive  Officer
                                        And  Director  (Principal  Executive
                                        Officer)


Date  May  11,  2001               By:  William J. Huhmann
     ----------------                   -------------------
                                        Senior  Vice  President  and  Chief
                                        Financial  Officer,  (Principal
                                        Financial  and  Accounting  Officer)