Form 10QSB
period 2001-06-30
LEXINGTON B & L FINANCIAL CORP
filed 2001-08-13
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(X)  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ending   June  30,  2001
                                    -----------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________ to

Commission  File  Number    0-28120
                         ----------

                      Lexington  B  &  L  Financial  Corp.
                      ------------------------------------

         Missouri                                            43-1739555
----------------------                                   -------------------
(State or other jurisdiction of I.R.S.                    (I.R.S. Employer
Employer Incorporation or organization)                  Identification No.)

205  South  13th Street,  Lexington,  Mo.                             64067
----------------------------------------                          ------------
(Address  of principal executive offices)                          (Zip Code)

                                  660-259-2247
                               ------------------
                        (Registrant's telephone number)

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

As of August 3, 2001 there were 783,624 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format

                                         Yes       No  X
                                             ---      ---

                         LEXINGTON B & L FINANCIAL CORP.
                                   FORM 10-QSB
                                  June 30, 2001


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

                                   LEXINGTON  B  &  L  FINANCIAL  CORP.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in thousands)

                                                                               June 30,      September 30,
                                                                                 2001            2000
                                                                            --------------  ---------------
ASSETS                                                                        (Unaudited)
Cash and due from banks                                                     $       2,387   $        1,658
Interest-bearing deposits                                                          12,442            3,088
Investment securities
  Available-for-sale, at fair value                                                17,093            7,790
  Held-to-maturity (fair value of $7,859 and $21,592, respectively,)                7,818           22,231
Federal funds sold                                                                  5,223            1,374
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                                618              543
Loans held for sale                                                                    55              328
Loans receivable, less allowance for loan losses of $690 at
  June 30, 2001 and $648 at September 30, 2000                                     67,732           64,680
Accrued interest receivable                                                         1,064            1,132
Premises and equipment                                                              3,883            2,832
Cost in excess of net assets acquired                                                 807              863
Other assets                                                                        1,082            1,168
                                                                            --------------  ---------------
                                                              TOTAL ASSETS  $     120,204   $      107,687
                                                                            ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $      93,883   $       85,339
  Advances from borrowers for taxes and insurance                                     147              180
  Advances from FHLB                                                               10,370            7,003
  Notes payable                                                                       178              178
  Dividend payable                                                                    118                -
  Other liabilities                                                                 1,076            1,043
                                                                            --------------  ---------------
                                                         TOTAL LIABILITIES        105,772           93,743

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued.                               -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued and outstanding                                            13               13
  Additional paid-in-capital                                                       12,309           12,293
  Retained earnings - substantially restricted                                      9,716            9,491
  Accumulated other comprehensive income                                              (31)            (160)
  Unearned ESOP shares                                                               (486)            (562)
  Unearned MRDP shares                                                                (28)             (77)
  Treasury stock at cost (481,376 and 480,827 shares, respectively)                (7,061)          (7,054)
                                                                            --------------  ---------------
                                                TOTAL STOCKHOLDERS' EQUITY         14,432           13,944
                                                                            --------------  ---------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     120,204   $      107,687
                                                                            ==============  ===============

See accompanying notes to consolidated financial statements.

                                    LEXINGTON B & L FINANCIAL CORP.
                                   CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands, except per share amounts)

                                                               Three Months Ended   Nine Months Ended
                                                                    June  30,           June  30,
                                                                 2001       2000      2001      2000
                                                               ---------  --------  --------  ---------
                                                                    (Unaudited)        (Unaudited)
Interest Income
  Mortgage loans                                               $  1,129   $  1,027  $  3,352  $  3,002
  Other loans                                                       369        350     1,101     1,017
  Investment securities and interest-bearing deposits               507        498     1,529     1,539
  Federal funds sold                                                 61         55       153       120
                                                               ---------  --------  --------  ---------
                                        TOTAL INTEREST INCOME     2,066      1,930     6,135     5,678
Interest Expense
  Deposits                                                        1,204      1,018     3,502     3,053
  Advances from FHLB                                                143         63       281       197
  Notes payable                                                       5          7        13        21
                                                               ---------  --------  --------  ---------
                                       TOTAL INTEREST EXPENSE     1,352      1,088     3,796     3,271
                                                               ---------  --------  --------  ---------
                                          NET INTEREST INCOME       714        842     2,339     2,407
Provision for loan losses                                            67         16       103        42
                                                               ---------  --------  --------  ---------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       647        826     2,236     2,365
Noninterest Income
  Service charges and other fees                                     99         97       268       272
  Commission, net                                                     9         19        29        44
  Income (loss) from foreclosed assets                                5          -         5        (3)
  Gain ( loss) on sale of investments                                17          7        26         7
  Other                                                              80         14       115        43
                                                               ---------  --------  --------  ---------
                                     TOTAL NONINTEREST INCOME       210        137       443       363
Noninterest Expense
  Employee compensation and benefits                                382        359     1,081     1,088
  Occupancy costs                                                    80         51       184       151
  Advertising                                                        15          7        35        26
  Data processing                                                    55         28       113        83
  Federal insurance premiums                                          4          5        12        17
  Professional and consulting fees                                   34         34       123       113
  Amortization of intangible assets arising from acquisitions        18         18        56        56
  Other                                                             325         98       549       317
                                                               ---------  --------  --------  ---------
                                    TOTAL NONINTEREST EXPENSE       913        600     2,153     1,851
                                                               ---------  --------  --------  ---------
                           INCOME (LOSS)  BEFORE INCOME TAXES       (56)       363       526       877
Income taxes                                                       (122)       123        67       290
                                                               ---------  --------  --------  ---------
                                                   NET INCOME  $     66   $    240  $    459  $    587
                                                               =========  ========  ========  =========

Basic Earnings Per Share                                       $   0.09   $   0.34  $   0.64  $   0.78
                                                               =========  ========  ========  =========
Diluted Earnings Per Share                                     $   0.09   $   0.33  $   0.63  $   0.76
                                                               =========  ========  ========  =========

See accompanying notes to consolidated financial statements.

                                       LEXINGTON B & L FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                            June  30,
                                                                                       2001          2000
                                                                                   ------------  ------------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $       459   $       587
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                             94            66
  Amortization of premiums and discounts                                                     2            (6)
  Amortization of deferred loan fees                                                         8             6
  Provision for salary continuation plan costs                                              53            64
  (Gain)  loss on sale of foreclosed real estate                                            (5)            3
  Amortization of cost in excess of net assets acquired                                     55            55
  Provision for loan losses                                                                103            42
  Origination's of loans held for sale                                                  (2,673)       (4,120)
  Proceeds from sale of loans held for sale                                              2,874         4,110
  (Gain) loss on securities                                                                (26)           (7)
  ESOP shares released                                                                      92            92
  Amortization of MRDP                                                                      49            87
  Contribution of building                                                                 211             -
  Gain on sale of parking lot                                                              (62)            -
  Changes to assets and liabilities increasing (decreasing) cash flows                      70           (28)
                                                                                   ------------  ------------
                                     NET CASH FLOW PROVIDED BY OPERATING ACTIVIES        1,304           951
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities / sales of securities available-for-sale                       6,023         1,092
 Proceeds from maturities / sales of securities held-to-maturity                        15,401         2,112
 Purchase of securities available-for-sale                                             (15,105)         (578)
 Purchase of securities held-to-maturity                                                  (990)         (199)
 Proceeds from redemption (purchase) of FHLB stock                                         (75)           (8)
 Net (increase) decrease in federal funds sold                                          (3,849)           54
 Loans originated, net of repayments                                                    (3,086)       (1,306)
 Proceeds from sale of premises                                                            130             -
 Purchase of premises and equipment                                                     (1,424)         (417)
                                                                                   ------------  ------------
                              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (2,975)          750
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                     8,544        (2,146)
 Net increase (decrease) in advances from borrowers for property taxes/insurance           (33)          (55)
 Proceeds from FHLB advances                                                             3,500             -
 Repayments of FHLB advances                                                              (133)         (128)
 Payment of dividends                                                                     (117)         (130)
 Purchase of treasury stock                                                                 (7)       (1,829)
                                                                                   ------------  ------------
                              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       11,754        (4,288)
                                                                                   ------------  ------------
                                                  NET INCREASE (DECREASE) IN CASH       10,083        (2,587)
Cash and due from banks, beginning of year                                               4,746         6,091
                                                                                   ------------  ------------
                                             CASH AND DUE FROM BANKS, END OF YEAR  $    14,829   $     3,504
                                                                                   ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                           $     3,727   $     3,245
                                                                                   ============  ============
  Cash paid for income taxes                                                       $       320   $       304
                                                                                   ============  ============
  Noncash investing and financing-loans to facilitate sale of real estate          $        37   $        29
                                                                                   ============  ============
See accompanying notes to consolidated financial statements.

                                            LEXINGTON  B&  L  FINANCIAL  CORP
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                  (Dollars in thousands)

                                                                         Accumulated
                                              Additional                    Other        Unearned    Unearned
                                     Common     Paid-in     Retained    Comprehensive      ESOP        MRDP      Treasury
                                      Stock     Capital     Earnings       Income         Shares      Shares      Stock
                                     -------  -----------  ----------  ---------------  ----------  ----------  ----------
BALANCE AT SEPTEMBER 30,
1999                                 $    13  $    12,277  $   8,905   $         (133)  $    (665)  $    (182)  $  (5,105)
Comprehensive income:
Net income                                 -            -        835                -           -           -           -
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of reclassification
 adjustments for amounts
 included in net income, net
 of tax benefit of $15
                                           -            -          -              (27)          -           -           -
                                     -------  -----------  ----------  ---------------  ----------  ----------  ----------
Total comprehensive income                 -            -        835              (27)          -           -           -

Repurchase of common stock                 -            -          -                -           -           -      (1,949)
Release of ESOP shares                     -           16          -                -         103           -           -
Release of MRDP shares                     -            -          -                -           -         105           -
Dividends  ($.30 per share)                -            -       (249)               -           -           -           -
                                     -------  -----------  ----------  ---------------  ----------  ----------  ----------
BALANCE AT SEPTEMBER 30,
2000                                      13       12,293      9,491             (160)       (562)        (77)     (7,054)

                     (Unaudited)
Comprehensive income:
Net income                                 -            -        459                -           -           -           -
Other Comprehensive income
 (loss) - unrealized loss on
 Securities available-for-sale,
 net of tax benefit of $67                                                        155
Reclassification adjustment for
 gains (losses) arising during the
 period, net of tax benefit of $10         -            -          -              (26)          -           -           -
                                     -------  -----------  ----------  ---------------  ----------  ----------  ----------
Total comprehensive income                 -            -        459              129           -           -           -

Repurchase of common stock                 -            -          -                -           -           -          (7)
Release of ESOP shares                     -           16          -                -          76           -           -
Release of MRDP shares                     -            -          -                -           -          49
Dividends ($.30 per share)                 -            -       (234)               -           -           -           -
                                     -------  -----------  ----------  ---------------  ----------  ----------  ----------

BALANCE AT JUNE 30, 2001             $    13  $    12,309  $   9,716   $          (31)  $    (486)  $     (28)  $  (7,061)
                                     =======  ===========  ==========  ===============  ==========  ==========  ==========

                                         Total
                                      Stockholders
                                         Equity
                                     --------------
BALANCE AT SEPTEMBER 30,
1999                                 $      15,110
Comprehensive income:
Net income                                     835
Other Comprehensive income
 (loss) - unrealized loss on
 securities available-for-sale,
 net of reclassification
 adjustments for amounts
 included in net income, net
 of tax benefit of $15
                                               (27)
                                     --------------
Total comprehensive income                     808

Repurchase of common stock                  (1,949)
Release of ESOP shares                         119
Release of MRDP shares                         105
Dividends  ($.30 per share)                   (249)
                                     --------------
BALANCE AT SEPTEMBER 30,
2000                                        13,944

                     (Unaudited)
Comprehensive income:
Net income                                     459
Other Comprehensive income
 (loss) - unrealized loss on
 Securities available-for-sale,
 net of tax benefit of $67                     155
Reclassification adjustment for
 gains (losses) arising during the
 period, net of tax benefit of $10             (26)
                                     --------------
Total comprehensive income                     588

Repurchase of common stock                      (7)
Release of ESOP shares                          92
Release of MRDP shares                          49
Dividends ($.30 per share)                    (234)
                                     --------------

BALANCE AT JUNE 30, 2001             $      14,432
                                     ==============

See  accompanying  notes  to  consolidated  financial  statements.

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  A--Basis  of  Presentation
--------------------------------

The consolidated interim financial statements as of June 30, 2001 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly owned subsidiaries, B &L Bank and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2001, interim financial statements. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of June 30, 2001, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2000 and for the year then ended included in the Registrant's 2000 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2000 Annual Report to Shareholders to which reference is made.


NOTE  B--Investment  Securities
-------------------------------

Investment securities consist of the following at June 30, 2001 and September 30, 2000 (in thousands):

                                                              June 30,     September 30,
                                                                2001            2000
                                                           --------------  --------------
Available-for-Sale, at fair value:
         U.S. Government and federal agencies obligations  $       17,093  $        7,790
                                                           ==============  ==============
Amortized cost                                             $       17,142  $        8,032
                                                           ==============  ==============

Held-to-Maturity, at amortized cost:
         U.S. Government and federal agencies obligations           3,323          18,380
         State and municipal obligations                            4,495           3,851
                                                           --------------  --------------
              Total held-to-maturity                       $        7,818  $       22,231
                                                           ==============  ==============
Fair market value                                          $        7,859  $       21,592
                                                           ==============  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE  C-Allowance  for  Loans  Losses
-------------------------------------

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                   Three Months Ended     Nine Month Ended
                                        June  30,             June  30,
                                     2001       2000       2001       2000
                                   ---------  ---------  ---------  ---------

Balance, beginning of period       $    655   $    616   $    648   $    599
  Provision for loan losses              67         16        103         42
  Recoveries on loans charged-off        12          1         17          9
  Charge-offs                           (44)        (8)       (78)       (25)
                                   ---------  ---------  ---------  ---------

Balance, end of period             $    690   $    625   $    690   $    625
                                   =========  =========  =========  =========

At June 30, 2001, non-performing assets were $461,000, which was .67% of total loans and .38% of total assets. This balance consisted entirely of loans not accruing interest.

NOTE  D--Deposits
-----------------

The following table summarizes the composition of deposits as of June 30, 2001 and September 30, 2000 (in thousands):

                            June 30,     September 30,
                              2001            2000
                         --------------  --------------

Noninterest-bearing      $        6,115  $        6,164
NOW                               8,665           7,378
Money Market                      7,115           6,044
Savings                           5,668           7,364
Certificates of deposit          66,320          58,389
                         --------------  --------------
   Total deposits        $       93,883  $       85,339
                         ==============  ==============

     LEXINGTON  B  &  L  FINANCIAL  CORP.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)



NOTE  E-Statement  of  Comprehensive  Income
--------------------------------------------

The following sets forth the Statement of Comprehensive Income for the three and six month periods ending March 31, 2001 and 2000, (in thousands):

                                                      Statement of Comprehensive Income
                                                   Three Months Ended    Nine Months Ended
                                                  --------------------  --------------------
                                                       June  30,             June  30,
                                                    2001       2000       2001       2000
                                                  ---------  ---------  ---------  ---------
                                                            (Unaudited)
Net income                                        $     66   $    240   $    459   $    587
Other comprehensive income:
   Unrealized holding gain (loss) on available
        for sale securities                            (95)        46        222       (127)
   Reclassification adjustment for gains
       Arising during the period                       (21)         -        (26)         -
                                                  ---------  ---------  ---------  ---------
   Other comprehensive income (loss)  before tax       (74)        46        196       (127)
   Tax expense related to items
        of other comprehensive income                   26        (13)       (67)        43
                                                  ---------  ---------  ---------  ---------
   Comprehensive Income (loss), net of tax             (48)        33        129        (84)
                                                  ---------  ---------  ---------  ---------
Comprehensive income                              $     18   $    273   $    588   $    503
                                                  =========  =========  =========  =========


NOTE  F--Earnings  Per  Share
-----------------------------

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

                                              Three Months Ended   Nine Months Ended
                                              ------------------  ------------------
                                                    June 30,            June 30,
                                                2001      2000      2001      2000
                                              --------  --------  --------  --------
Basic earnings per share:
  Income available to common stockholders     $     66  $    240  $    459  $    587
                                              ========  ========  ========  ========
Weighted average shares
  Average common shares outstanding                715       708       712       758
  Options and MRDP plans                            10        20        10        18
                                              --------  --------  --------  --------
      Weighted average diluted common shares       725       728  $    722  $    776
                                              ========  ========  ========  ========

  Basic earnings per share                    $   0.09  $   0.34  $   0.64  $   0.78
                                              ========  ========  ========  ========

  Dilutive earnings per share                 $   0.09  $   0.33  $   0.63  $   0.76
                                              ========  ========  ========  ========

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  G--Stock  Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of June 30, 2001.

NOTE  H-Management  Recognition  and  Development  Plan
-------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At June 30, 2001, 40,483 shares were vested. The Company recognized $14,186 and $49,007 as MRDP compensation expense for the three and nine months ended June 30, 2001 and $26,008 and $86,621, respectively, for the three and nine months ended June 30, 2000. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

NOTE  I--Employee  Stock  Ownership  Plan
-----------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $32,129 and $92,392 for the three and nine months ended June 30, 2001, respectively, compared to $26,812 and $91,256 for the same period ended June 30, 2000.

A  summary  of  ESOP  shares  at  June  30,  2001  is  as  follows:

Shares  Allocated                                     44,972
Shares  released  for  allocation                      7,668
Unreleased  shares                                    48,560
                                                  ----------
              Total                                  101,200
                                                  ----------

Fair  value  of  unreleased  shares               $  602,144
                                                  ==========

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and nine month periods ended June 30, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2000.

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

                                                     Three Months Ended                Nine Months Ended
                                                          June  30,                        June  30,
                                                    2001             2000             2001             2000
                                               ---------------  ---------------  ---------------  ---------------
PER SHARE DATA
 Basic earnings per share                      $         0.09   $         0.34   $         0.64   $         0.78
 Diluted earnings per share                    $         0.09   $         0.33   $         0.63   $         0.76
 Cash dividends                                $         0.15   $         0.15   $         0.30   $         0.30
SELECTED RATIOS
 Return on average assets                                0.22%            0.92%            0.54%            0.75%
 Return on stockholders' equity                          1.83%            7.05%            4.29%            5.54%
 Efficiency ratio                                       96.75%           59.39%           75.38%           64.75%


                                                                                 ---------------At---------------
                                                                                    June 30,       September 30,
                                                                                      2001             2000
                                                                                 ---------------  ---------------
Book value (tangible)                                                            $        17.39   $        16.68
Market price (closing price at end of period)                                    $        12.40   $        11.00
Selected Ratios:
 Loans to deposits                                                                        72.88%           76.55%
 Allowance for loan losses to loans                                                        1.01%            0.99%
 Equity to total assets                                                                   12.01%           12.95%

On April 7, 2001, the merger between B & L Bank and Lafayette County Bank was completed, with B & L Bank as the survivor retaining its thrift charter and the operations of Lafayette County Bank were moved to the new B & L Bank facility.

SUMMARY

Consolidated net income for the three and nine month periods ended June 30, 2001 was $66,000 and $459,000, or decreases of 72.5% and 21.8%, respectively, from the same periods last year. For the three and nine month periods ending June 30, 2001, diluted earnings per share were 9 and 63 cents, compared to 33 and 76 cents per share earned for the comparable periods ended June 30, 2000. The decrease in net income for the three and nine months ended June 30, 2001 compared to the same periods a year ago was the result of lower net interest income, higher provision for loan losses, and higher non-interest expenses, which included merger and moving expenses.

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

                                          Three Months Ended          Nine Months Ended
                                          ------------------          -----------------
                                         June 30, 2001 vs 2000      June 30, 2001 vs 2000
                                         ---------------------      ---------------------
                                             Change Due To               Change Due To
                                             -------------               -------------
                                    Average    Average             Average    Average
                                    Volume      Rate      Total    Volume      Rate      Total
                                   ---------  ---------  -------  ---------  ---------  -------
Interest income:
 Loans. . . . . . . . . . . . . .  $     69   $     52   $  121   $    189   $    245   $  434
 Investment securities & interest
  bearing deposits. . . . . . . .        71        (62)  $    9         47        (57)     (10)
 Federal funds sold . . . . . . .        29        (23)       6         55        (22)      33
                                   ---------  ---------  -------  ---------  ---------  -------
       Total interest income. . .       169        (33)     136        291        166      457
Interest expense:
 Deposits . . . . . . . . . . . .       100         86      186        191        258      449
 Advances from FHLB . . . . . . .        71          9       80        109        (25)      84
 Notes payable. . . . . . . . . .        (3)         1       (2)        (7)        (1)      (8)
                                   ---------  ---------  -------  ---------  ---------  -------
       Total interest expense . .       168         96      264        293        232      525
                                   ---------  ---------  -------  ---------  ---------  -------
Net interest income . . . . . . .  $      1   $   (129)  $ (128)  $     (2)  $    (66)  $  (68)
                                   =========  =========  =======  =========  =========  =======

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Total interest income for the three and nine-month periods ended June 30, 2001 increased $136,000 and $457,000, respectively, over comparable periods last year. Interest expense increased $264,000 and $525,000 for the three and nine months ended June 30, 2001 over the same periods a year ago. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                            Three Months Ended            Three Months Ended
                                              June  30,  2001              June  30,  2000
                                       ----------------------------  ----------------------------
                                                 Interest                      Interest
                                       Average    Income/   Yield/   Average    Income/   Yield/
                                       Balance    Expense    Rate    Balance    Expense    Rate
                                       --------  ---------  -------  --------  ---------  -------
Interest Earning Assets
 Loans. . . . . . . . . . . . . . . .  $ 66,613  $   1,498    9.02%  $ 63,479  $   1,377    8.72%
 Investment securities & interest
  bearing deposits. . . . . . . . . .    37,856        507    5.37%    32,846        498    6.10%
 Federal funds sold . . . . . . . . .     5,763         61    4.25%     3,481         55    6.35%
                                       --------  ---------           --------  ---------
  Total Earning Assets/Average Yield.   110,232      2,066    7.52%    99,806      1,930    7.78%
Interest Bearing Liabilities
 Deposits           . . . . . . . . .    87,459      1,204    5.52%    79,957      1,018    5.12%
 Advances from FHLB . . . . . . . . .    10,300        143    5.57%     5,055         63    5.01%
 Notes payable. . . . . . . . . . . .       178          5   11.27%       273          7   10.31%
                                       --------  ---------           --------  ---------
  Total Interest Bearing Liabilities/
    Average Yield . . . . . . . . . .    97,937      1,352    5.54%    85,285      1,088    5.13%
                                                 ---------                     ---------
Net Interest Income . . . . . . . . .            $     714                     $     842
                                                 =========                     =========
Net interest Spread . . . . . . . . .                         1.98%                         2.65%
Net Interest Margin . . . . . . . . .                         2.60%                         3.39%


                                            Nine Months Ended            Nine Months Ended
                                             June  30,  2001               June  30,  2000
                                       ----------------------------  ----------------------------
                                                 Interest                      Interest
                                       Average   Income/    Yield/   Average   Income/    Yield/
                                       Balance   Expense    Rate     Balance   Expense    Rate
                                       --------  ---------  -------  --------  ---------  -------
Interest Earning Assets
 Loans. . . . . . . . . . . . . . . .  $ 65,877  $   4,453    9.04%  $ 62,900  $   4,019    8.53%
 Investment securities & interest
  bearing deposits. . . . . . . . . .    35,387      1,529    5.78%    34,267      1,539    6.00%
 Federal funds sold . . . . . . . . .     4,080        153    5.01%     2,677        120    5.99%
                                       --------  ---------           --------  ---------
  Total Earning Assets/Average Yield.   105,344      6,135    7.79%    99,844      5,678    7.60%
Interest Bearing Liabilities
 Deposits           . . . . . . . . .    84,641      3,502    5.53%    79,689      3,053    5.12%
 Advances from FHLB . . . . . . . . .     8,282        281    4.54%     5,109        197    5.15%
 Notes payable. . . . . . . . . . . .       178         13    9.76%       273         21   10.28%
                                       --------  ---------           --------  ---------
  Total Interest Bearing Liabilities/
    Average Yield . . . . . . . . . .    93,101      3,796    5.45%    85,071      3,271    5.14%
                                                 ---------                     ---------
Net Interest Income . . . . . . . . .            $   2,339                     $   2,407
                                                 =========                     =========
Net interest Spread . . . . . . . . .                         2.34%                         2.46%
Net Interest Margin . . . . . . . . .                         2.97%                         3.22%


                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Net interest income for the three and nine-month periods ended June 30, 2001 was $714,000 and $2,339,000, respectively, compared to $842,000 and $2,407,000 for the comparably periods last year. The decrease in net interest income for three and nine-month periods ended June 30, 2001 can be largely attributed to a narrowing of the net interest marginDuring the three and nine-month periods ended June 30, 2001, average-earning assets increased $10,426,000 and $5,500,000 over the comparably period last year. The net interest spread for the three and nine-month period ended June 30, 2001 decreased 167 and 12 basis points, respectively, from the same periods last year. Contributing to the decrease in net interest income and a narrower net interest spread was the result of an unusually large portion of earning assets allocated to short-term investment i.e. interest-bearing deposits and federal funds sold.
This situation is the result of the increased amount of securities called prior to maturity during the quarter ended June 30, 2001.

RISK  ELEMENTS  OF  LOAN  PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest,
foreclosed  real  estate  and  other  repossessed  assets.   The following table
presents non-performing assets for the periods indicated, (in thousands):

                                                              June 30,     September 30,
                                                                2001            2000
                                                            -------------  --------------
Non-accrual loans                                           $         461  $          394
Loans past due 90 days or more and still accruing interest              -              47
Foreclosed real estate and other repossessed assets                     -               -
                                                            -------------  --------------

                Total non-performing assets                 $         461  $          441
                                                            =============  ==============

Non-performing  assets  at  June 30, 2000 were .38% of total assets, compared to
 .41% of total assets at September 30, 2000.   Non-accrual loans at June 30, 2001
consisted primarily of residential real estate loans, commercial real estate loans and consumer installment loans. Classified assets at June 30, 2001 totaled $515,000 or .75% of total loans and .43% of total assets, compared to $725,000 or 1.11% of total loans and .67% of total assets at September 30, 2000. Classified assets consisted entirely of loans classified substandard and special mention.

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

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

PROVISION  FOR  LOAN  LOSSES/ALLOWANCE  FOR  LOAN  LOSSES  CON'T

The provision for loans losses for the three and nine months ended June 30, 2001 of $67,000 and $ 103,000, increased $51,000 and $61,000, respectively, over the same periods last year. The higher provision for loan losses can be attributed to the methodologies in determining the adequacy of the allowance for loan losses and to an increase in outstanding loans and net loan charge-offs.

NON-INTEREST  INCOME

   Non-interest income for the three and nine-month periods ended June 30, 2001 of $210,000 and $443,000 increased $73,000, and $80,000, respectively, over the three and nine-month periods ended June 30, 2000. The increase in non-interest income for the three and nine-month periods ended June 30, 2001 resulted primarily from a $62,000 gain on the sale of a parking lot and to gains realized on securities called prior to maturity.

NON-INTEREST  EXPENSE

     Non-interest expense of $913,000 and $2,153,000 for the three and nine-month periods ended June 30, 2001, increased $313,000 and $302,000, respectively, over the comparable period a year ago. The majority of the increase can be attributed to the contribution of a bank building previously occupied by B & L Bank, with a value of $211,0000, to the City of Lexington, Missouri. Salary and benefit expense increased $23,000 for the three months and decreased $7,000 for the nine months compared to the same periods last year. The increase for the three months ended June 30, 2001 can be attributed to overtime resulting from the merger between Lafayette County Bank and B & L Bank. Offsetting higher salary expenses were lower cost associated with the Management Recognition and Development Plan. The Management Recognition Development Plan expense of $14,000 and $49,000 for the three and nine-months ended June 30, 2001, decreased $12,000 and $38,000 , respectively, from amounts reported for the same period last year. Also contributing to higher non-interest expense for the three months ended June 30, 2001, were cost associated with the merger of the Company's two banking subsidiaries. Some of the additional expenses attributed to the merger were increases in occupancy of $29,000, data processing $27,000, professional and consulting fees of $13,000, and other miscellaneous expenses totaling $7,000.

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 75.4% for the nine month period ended June 30, 2001, an increase from 64.8% for the same period a year ago. The higher expense efficiency ratio can be attributed to moving and merger expense and the disposal of B & L Bank's former banking facilities.

INCOME  TAXES
-------------

The reduced provision for income taxes for the three and nine-month periods ended June 30, 2001, can be attributed to the building contributed to the City of Lexington, which for tax purposes will be deducted at its appraised value of $465,000 for a deferred tax credit of $172,000. After netting the book contribution cost of $211,000 against the $62,000 gain on the sale of the parking lot less the applicable income taxes, the cost of disposal cost of B & L Bank's former banking premises amounted to $1,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company's bank subsidiary, B & L Bank, must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities.

    The primary source of liquidity is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal Home Loan Bank. Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable source of funds; deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

    At June 30, 2001, total stockholders' equity of $14,432,000 represented 12.0% of total assets compared to $13,944,000 or 12.9% of total assets at September 30, 2000. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 2001.

                                                 Minimum
                                  B & L Bank    Required
                                  Ratios at      Capital
                                June 30, 2001    Ratios
                                --------------  ---------

Risk-based capital                       19.5%       8.0%
Tier 1 to risk-weighted assets           18.6%       4.0%
Tangible capital                         10.4%       1.5%

                        LEXINGTON B & L FINANCIAL CORP.

                          PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

Neither the Registrant nor its subsidiaries, B & L Bank and B & L Mortgage, Inc., are a party to any material legal proceedings at this time. From time to time the Company's and its' subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.

ITEM  2.  CHANGES  IN  SECURITIES

Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

 None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

On April 9, 2001, the Company filed a Form 8-K on which it reported under Item 5 the merger of its banking subsidiaries.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Lexington B & L Financial Corp.


Date:  August  10,  2001                    By:  s/ Erwin Oetting,  Jr.
       -----------------                         ----------------------
                                            President, Chief  Executive  Officer
                                            And  Director  (Principal  Executive
                                            Officer)



Date  August  10, 2001                      By: s/ William J.  Huhmann
       -----------------                       ----------------------
                                            Senior  Vice  President  and  Chief
                                            Financial  Officer,  (Principal
                                            Financial  and  Accounting  Officer)