Form 10KSB
period 2001-09-30
LEXINGTON B & L FINANCIAL CORP
filed 2001-12-27
CIK 1008598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Fiscal  Year  Ended  September  30,  2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-28120

                        LEXINGTON B & L FINANCIAL CORP.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)

                Missouri                                              43-1739555
-----------------------------------------                    -------------------
(State or other jurisdiction of                                (I.R.S.  Employer
 incorporation or organization)                                    I.D.  Number)

205 S. 13th Street, Lexington, Missouri                                    64067
-----------------------------------------                    -------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (660) 259-2247
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                            ----

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendments  to  this  Form  10-KSB.   X
                                                      ---

     The Registrant's revenues for the fiscal year under report were $8.7 million.

     As of December 12, 2001, there were issued and outstanding 765,452 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by on the nonaffiliates of the Registrant on December 12, 2001 was $9,568,150 (765,452 shares at $12.50 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Company.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM  1.  BUSINESS
------------------

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

     On October 1, 1997, the Company acquired Lafayette County Bank of Lexington/Wellington ("Lafayette County Bank") through the merger of Lafayette County Bank's parent corporation, Lafayette Bancshares, Inc., with the Company. The acquisition was accounted for as a purchase under generally accepted accounting principles. On April 6, 2001 Lafayette County Bank was merged into B&L Bank. Lafayette County Bank's main office in Lexington, Missouri was closed while its branch offices in Wellington and Callao, Missouri were continued as branches of B&L Bank.

     The Company incorporated a mortgage banking subsidiary, B & L Mortgage, Inc. in November 1998. B&L Mortgage offices are located in Odessa, Missouri. Its primary business is the origination of one-to-four family mortgages for sale into the secondary market.

     The Company's bank subsidiary is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one-to-four family residential mortgage, commercial, agricultural and consumer loans within its market areas. The Company is a portfolio lender and generally does not sell the mortgage loans that it originates, except for loans originated by B&L Mortgage.


MARKET  AREA

     Lexington, Missouri is located on the southern bank of the Missouri River approximately 45 miles east of Kansas City, Missouri. Lexington, estimated population of 4,900, is the county seat and is one of the larger towns in Lafayette County. Lafayette County is predominately rural and contains several small towns, although the western portions are becoming bedroom communities for commuters to jobs in the Kansas City metropolitan area. The Company considers its market area for loans and deposits to encompass Lafayette County and the bordering areas of three surrounding counties (southern Ray County, northern Johnson County and western Jackson County) and the area surrounding its Callao office which encompasses all of Macon County.

     The economy encompassing the Company's market area has its roots in agriculture, although agriculture has declined as a source of revenue over the decades. Most of the employment today is primarily based in services, light manufacturing, state and local government and retail trade. Tourism is also part of the local economy as Lexington has historic ties to the Civil War.

LENDING  ACTIVITIES

     GENERAL. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. The Company also originates multi-family, commercial real estate, land, commercial, agricultural and consumer loans. The Company's net loans receivable totaled $72.5 million at September 30, 2001, representing 57.4% of consolidated total assets. The Company's mortgage banking subsidiary originates mortgage loans for sale into the secondary market. Such loans are classified on the Consolidated Statement of Financial Position as "Loans held-for-sale" and at September 30, 2001 totaled $197,000.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated. The Company had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                                            At September 30,
                                           2001               2000               1999
                                          -------            -------            -------
                                          Amount   Percent   Amount   Percent   Amount   Percent
                                          -------  --------  -------  --------  -------  --------
                                                          (Dollars in thousands)
Type of loan:
Mortgage loans:
 One-to-four family. . . . . . . . . . .  $42,819    58.57%  $40,241    61.68%  $39,439    62.93%
 Commercial real estate and
   multi-family. . . . . . . . . . . . .    7,373    10.09%    6,382     9.78%    5,703     9.10%
 Land. . . . . . . . . . . . . . . . . .    2,809     3.84%    1,783     2.73%    1,115     1.78%
 Construction. . . . . . . . . . . . . .    1,782     2.44%    1,411     2.16%    1,176     1.87%
                                          -------  --------  -------  --------  -------  --------
   Total mortgage loans. . . . . . . . .   54,783    74.94%   49,817    76.35%   47,433    75.68%
Commercial loans . . . . . . . . . . . .    6,233     8.52%    1,941     2.98%    2,815     4.49%
Agriculture loans. . . . . . . . . . . .    3,564     4.88%    3,088     4.73%    3,225     5.15%
Consumer and other loans
 Home equity . . . . . . . . . . . . . .      258     0.35%      728     1.12%      676     1.08%
 Loans on savings deposits . . . . . . .    1,410     1.93%    2,293     3.51%    2,457     3.92%
 Automobile loans. . . . . . . . . . . .    5,663     7.75%    5,554     8.51%    4,811     7.68%
 Other . . . . . . . . . . . . . . . . .    1,196     1.63%    1,828     2.80%    1,255     2.00%
                                          -------  --------  -------  --------  -------  --------
   Total consumer and other loans. . . .    8,527    11.66%   10,403    15.94%    9,199    14.68%
                                          -------  --------  -------  --------  -------  --------
   Total loans . . . . . . . . . . . . .   73,107   100.00%   65,249   100.00%   62,672   100.00%
                                                   ========           ========           ========
Add Deferred loan fees . . . . . . . . .      117                 80                 53
Less Allowance for possible loan losses.      720                648                599
                                          -------            -------            -------
Loans receivable, net. . . . . . . . . .  $72,504            $64,681            $62,126
                                          =======            =======            =======

The following table sets forth at September 30, 2001 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable interest rates are reported at their contractual maturity date. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                        After     After      After      After
                                      One Year   3 Years    5 Years   10 years
                            Within     Through   Through    Through    Through     After
                           One Year    3 Years   5 Years   10 Years   15 Years   15 Years    Total
                           ---------  ---------  --------  ---------  ---------  ---------  -------
                                                        (In Thousands)
One-to four-family. . . .  $   1,679  $   3,652  $  3,177  $   7,502  $   7,565  $  19,244  $42,819
Commercial real estate
   and multi-family . . .      1,162        850       235        748      2,754      1,624    7,373
Land. . . . . . . . . . .        424        117        61        230        167      1,810    2,809
Construction. . . . . . .      1,753         29         -          -          -          -    1,782
                           ---------  ---------  --------  ---------  ---------  ---------  -------
  Total mortgage loans. .      5,018      4,648     3,473      8,480     10,486     22,678   54,783
Commercial loans. . . . .      2,823      1,409     1,449        552          -          -    6,233
Agriculture . . . . . . .      1,946        964       358        233          -         63    3,564
Consumer and other loans.      2,192      4,176     1,812        305         42          -    8,527
                           ---------  ---------  --------  ---------  ---------  ---------  -------
  Total loans . . . . . .  $  11,979  $  11,197  $  7,092  $   9,570  $  10,528  $  22,741  $73,107
                           =========  =========  ========  =========  =========  =========  =======

Thee following table sets forth the dollar amount of all loans due after September 30, 2002, which have fixed interest rates and have floating or adjustable interest rates.

                                                          Floating  or
                                            Fixed-         Adjustable
                                            Rates            Rates
                                           -------          -------
                                                (In Thousands)
Mortgage loans:
 One-to-four family . . . . . . . . . . .  $ 8,647          $32,493
 Commercial real estate and multi-family.    2,429            3,782
 Land . . . . . . . . . . . . . . . . . .      353            2,032
 Construction . . . . . . . . . . . . . .       29                -
                                           -------          -------
   Total mortgage loans . . . . . . . . .   11,458           38,307
Commercial loans. . . . . . . . . . . . .    2,698              712
Agriculture loans . . . . . . . . . . . .      494            1,124
Consumer and other loans. . . . . . . . .    6,076              259
                                           -------          -------
   Total. . . . . . . . . . . . . . . . .  $20,726          $40,402
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

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 30 years and fixed-rate mortgage loans with terms of up to 15 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The loan fees charged, interest rates and other provisions of the Company's ARM loans are determined on the basis of its own pricing criteria and competitive market conditions. The Company originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Company occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 2001, the initial interest rate on ARM loans offered by the Bank ranged from 6.50% to 7.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan.

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

     Appraisals are obtained on all properties and are conducted by independent fee appraisers approved by the Board of Directors of its bank subsidiary. The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price, with the condition that the loan-to-value ratio may be increased to 90% provided that private mortgage insurance coverage is obtained for the amount in excess of 80%.

     INCOME PROPERTY LENDING. Historically, the Company has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Company does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 2001, income property loans aggregated $7.4 million, or 10.09% of the gross loan portfolio.

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

     CONSTRUCTION LENDING. The Company occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 2001, construction loans totaled $1.8 million, or 2.44% of the gross loan portfolio.

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

     LAND LENDING. The Company originates loans secured by farm residences and combinations of farm residences and farm real estate. The Company also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 2001, the land loan portfolio totaled $2.8 million, or 3.84% of total gross loans, substantially all of which were secured by properties located in the Company's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

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

     AGRICULTURAL LENDING. At September 30, 2001, the agricultural loan portfolio totaled $3.6 million or 4.88% of total gross loans. The Company presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Company's market area. The Company offers adjustable-rate loans that adjust monthly, quarterly and annually with maturities up to a 25-year term. The Company also offers fixed-rate loans with a 10-year term and a 10-year amortization schedule. The Company also makes agricultural operating loans. Agricultural operating loans or lines generally are made for a term of one year and are usually secured by a first or second mortgage, or liens on property, farm equipment, grain, or growing crops. Personal guarantees are frequently required for loans made to corporations and other business entities. The agriculture loan portfolio is diversified and there is no concentration to any one borrower.

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

     COMMERCIAL LENDING Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Working capital lines of credit are generally renewable and made for a one-year term with a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate or an internal base rate. The Company generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation. At September 30, 2001, the Company's commercial loans totaled approximately $6.2 million or 8.53% of the Company's gross loans.

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

     CONSUMER LENDING. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 2001, the Company's consumer loans totaled approximately $8.5 million, or 11.66% of the Company's gross loans. The Company intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

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

      Consumer loans may be made by loan officers up to amounts authorized by the bank's loan policies. All loans over specified amounts must be approved by the Board of Directors of the bank subsidiary. Management of the Company believes its local decision-making capabilities and the accessibility of its senior officers is an attractive quality to customers within its market area. The Company's loan approval process allows consumer loans to be approved in one to two days and to expedite the approval and closing of mortgage loans.

     LOAN ORIGINATIONS, SALES AND PURCHASES. During the year ended September 30, 2001, the Company's total gross loan originations were $37.4 million. Consistent with its asset/liability management strategy, the Company's policy has been to retain in its portfolio nearly all of the loans that it originates except for loans originated by the mortgage banking subsidiary. During the year ended September 30, 2001, the mortgage banking subsidiary originated $4.1 million of loans held-for-sale, and sold $4.2 million into the secondary market.

     The Company has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 2001, $5.6 million of the Company's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Company's underwriting standards. The Company may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area. During the fiscal year ended September 30, 2001, the Company purchased $1.9 million of mortgage loans and $2.9 million of commercial and commercial real estate loans.

 The following table shows loans originated, purchased, sold and repaid during the periods indicated.

                                        Years Ended September 30,
                                     -------------------------------
                                       2001       2000       1999
                                     ---------  ---------  ---------
                                              (In Thousands)
Total loans at beginning of period.  $ 65,249   $ 62,672   $ 62,896
                                     ---------  ---------  ---------
Loans originated:
 One-to four family . . . . . . . .    11,732      9,575      8,231
 Commercial real estate and
   multi-family . . . . . . . . . .     3,961      1,171      3,324
 Land . . . . . . . . . . . . . . .     1,720        947        540
 Construction . . . . . . . . . . .     1,926      1,178      3,298
                                     ---------  ---------  ---------
   Total mortgage loans originated.    19,339     12,871     15,393
 Commercial loans.. . . . . . . . .     3,403      2,811      3,430
 Agriculture loans. . . . . . . . .     3,166      1,765      3,429
 Consumer and other loans . . . . .    11,499      8,833      7,785
                                     ---------  ---------  ---------
   Total loans originated . . . . .    37,407     26,280     30,037
Loans purchased:
 One-to-family. . . . . . . . . . .     1,850          -        559
 Commercial . . . . . . . . . . . .     2,941          -          -
                                     ---------  ---------  ---------
   Total loans purchased. . . . . .     4,791          -        559
Loans sold:
  One-to-four family. . . . . . . .      (900)         -          -
Principal repayments. . . . . . . .   (33,347)   (23,671)   (30,761)
Loans charged off . . . . . . . . .       (93)       (32)       (59)
                                     ---------  ---------  ---------
Net loan activity . . . . . . . . .     7,858      2,577       (224)
                                     ---------  ---------  ---------
At end of period:
 Total gross loans. . . . . . . . .  $ 73,107   $ 65,249   $ 62,672
                                     =========  =========  =========

LOAN COMMITMENTS. The Company issues, without fee, commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments are made in writing on specified terms and conditions and at a specified rate of interest. The company had outstanding net loan commitments of approximately $8.8 million at September 30, 2001, $6.5 million of which were for variable rate loans. See Note M of Notes to Consolidated Financial Statements.

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

     The Board of Directors of the Company's bank subsidiary is informed monthly as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

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

                                              At September 30,
                                2001                     2000                     1999
                             ----------               ----------               ----------
                                    Percentage               Percentage               Percentage
                        Principal    of Gross    Principal    of Gross    Principal    of Gross
                         Balance       Loans      Balance       Loans      Balance       Loans
                        ----------  -----------  ----------  -----------  ----------  -----------
                                                  (Dollars in Thousands)
Loans delinquent for:
  30-59 days . . . . .  $    4,592        6.27%  $    2,177        3.32%  $    1,453        2.32%
  60-89 days . . . . .       1,030        1.41%         809        1.23%         741        1.18%
                        ----------  -----------  ----------  -----------  ----------  -----------
                        $    5,622        7.68%  $    2,986        4.55%  $    2,194        3.50%
                        ==========  ===========  ==========  ===========  ==========  ===========

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. The Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, at any of the dates indicated. However, at September 30, 2001, there were loans totaling $114,000 which were past due contractually 90 days or more as to principal or interest that were still accruing interest. In the opinion of management collection of principal and interest on these loans is expected to resume and sufficient collateral is believed to exist to protect the Company from any significant loss.

                                                   At September 30,
                                                 2001    2000    1999
                                                ------  ------  ------
                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis
 Loans 90 days or more past due:
   Residential real estate . . . . . . . . . .  $ 319   $ 341   $ 377
   Commercial real estate. . . . . . . . . . .     89       -       -
   Commercial loans. . . . . . . . . . . . . .    114       -       -
   Agricultural loans. . . . . . . . . . . . .     52       -       -
   Consumer and other loans. . . . . . . . . .    117      26      20
 Loans 30 to 89 days past due:
  Residential real estate. . . . . . . . . . .      -      17      21
  Consumer . . . . . . . . . . . . . . . . . .      -      10       7
                                                ------  ------  ------
Total non-accrual loans. . . . . . . . . . . .    691     394     425
Accruing loans 90 days or more past due
 Consumer loans. . . . . . . . . . . . . . . .    114      47      13
                                                ------  ------  ------
Total accruing loans 90 days or more past due     114      47      13
                                                ------  ------  ------
Total loans past due 90 days or more . . . . .    805     441     438
Real estate owned. . . . . . . . . . . . . . .      -       -      32
                                                ------  ------  ------
     Total non-performing assets                $ 805   $ 441   $ 470
                                                ======  ======  ======
Total non-performing loans to net loans          1.11%   0.68%   0.71%
                                                ======  ======  ======
Total non-performing loans to total assets       0.64%   0.41%   0.41%
                                                ======  ======  ======
Total non-performing assets to total assets      0.64%   0.41%   0.44%
                                                ======  ======  ======

At September 30, 2001, management of the Company was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 2001 amounted to approximately $44,000, before such loans were placed on non- accrual status. Had such non-accruing loans been current in accordance with their original terms, an additional $15,000 of interest income would have been recorded for the year ended September 30, 2001.

     FORECLOSED REAL ESTATE. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Company had no foreclosed real estate at September 30, 2001.

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

     The aggregate amounts of the Company's classified assets and general and specific loss allowances at the dates indicated, were as follows:

                                        At September 30,
                                     ---------------------
                                      2001   2000    1999
                                     ------  -----  ------
                                          (In Thousands)
Loss. . . . . . . . . . . . . . . .  $    -  $   -  $    -
Doubtful. . . . . . . . . . . . . .       -      -       7
Substandard assets. . . . . . . . .     805    579   1,111
Special mention . . . . . . . . . .     373    146     587
                                     ------  -----  ------
  Total classified assets . . . . .  $1,178  $ 725  $1,705
                                     ======  =====  ======

General loss allowances . . . . . .  $  720  $ 648  $  599
Specific loss allowances. . . . . .       -      -       -
                                     ------  -----  ------
  Total allowances for loan losses.  $  720  $ 648  $  599
                                     ======  =====  ======

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

     At September 30, 2001, the Company had an allowance for loan losses of $720,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income. As indicated by the table, there has not been any material fluctuations in the allowance for loan losses. Periodically, however, the allowance for loan losses has been replenished despite a low level of charge-offs. No assurances can be given as to the level of future charge offs.

                                     Year Ended September 30,
                                   ----------------------------
                                     2001      2000      1999
                                   --------  --------  --------
                                      (Dollars in Thousands)
Allowance at beginning of period.  $   648   $   599   $   599
Provision for loan losses . . . .      144        70        36
Recoveries:
 Residential real estate. . . . .        -         -         -
 Commercial real estate and
   multi-family . . . . . . . . .        -         -         3
 Commercial loans . . . . . . . .        -         -         4
 Construction . . . . . . . . . .        -         1         -
 Consumer . . . . . . . . . . . .       21        10        16
                                   --------  --------  --------
    Total recoveries. . . . . . .       21        11        23
Charge offs:
 Residential real estate. . . . .        3         -        13
 Commercial real estate and
   multi-family . . . . . . . . .        -         -        19
 Commercial loans . . . . . . . .        -         -         -
 Construction . . . . . . . . . .        -         -         -
 Consumer . . . . . . . . . . . .       90        32        27
                                   --------  --------  --------
   Total charge-offs. . . . . . .       93        32        59
                                   --------  --------  --------
   Net charge-offs. . . . . . . .       72        21        36
                                   --------  --------  --------
Balance at end of period. . . . .  $   720   $   648   $   599
                                   ========  ========  ========

Ratio of allowance to total
 loans outstanding at the
 end of period                        0.98%     0.99%     0.95%
                                   ========  ========  ========

Ratio of net charge-offs to
 average loans outstanding
 during the period                    0.11%     0.03%     0.06%
                                   ========  ========  ========

Ratio of allowance to
 non-accrual loans                  104.20%   164.47%   140.94%
                                   ========  ========  ========

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

                                                           At  September  30,
                                             2001                2000                1999
                                                       % of                % of                % of
                                                       Loans               Loans               Loans
                                                      in Each             in Each             in Each
                                                     Category            Category            Category
                                                     to Total            to Total            to Total
                                            Amount     Loans    Amount     Loans    Amount     Loans
                                            -------  ---------  -------  ---------  -------  ---------
                                                              (Dollars in Thousands)
        Real estate mortgage:
          One-to-four family                $   137     58.57%  $   110     61.68%  $   100     62.93%
          Commercial real estate and
           multi-family                         153     10.09%      170      9.78%      150      9.10%
          Land                                    -      3.84%        -      2.73%        -      1.78%
          Construction                            -      2.44%        -      2.16%        -      1.87%
        Commercial loans                        137      8.52%       90      2.98%      100      4.49%
        Agricultural loans                       25      4.88%       25      4.73%       25      5.15%
        Consumer and other loans                247     11.66%      180     15.94%      150     14.68%
        Unallocated                              21         -        73         -        74         -
                                            -------  ---------  -------  ---------  -------  ---------
          Total allowance for loan losses   $   720    100.00%  $   648    100.00%  $   599    100.00%
                                            =======  =========  =======  =========  =======  =========

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

     B&L Bank is required under federal regulations to maintain sufficient liquidity to meet deposit fluctuations, loan demand, and debt service requirements. At September 30, 2001, B&L Bank's liquidity, stated as a percentage of liquid asset to short term liabilities and deposit outflow, was 44%, compared to its liquidity policy minimum ratio of 10%. Management intends to hold all securities in B&L Bank's investment portfolio in order to enable B&L Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Board of Directors of B&L Bank has approved an investment policy and procedures. The investment policy generally limit investments to U. S. Government and agency securities, municipal bonds, certificates of deposits, marketable investment grade corporate debt obligations and mortgage-backed securities.

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

     At September 30, 2001, the Company's portfolio classified as "available-for-sale" contained mortgage backed securities and certain Federal Agency obligations. The "held-to-maturity" contained all of the state and local debt securities and a portion of its portfolio of federal agency securities. Consistent with the Company's asset/liability management strategy, at September 30, 2001, the majority of the investment portfolio matures within five years of that date. See Note B of Notes to the Consolidated Financial Statements for the specific classification of securities under SFAS No. 115.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated.

                                          At September 30,
                                   2001       2000       1999
                                 ---------  ---------  ---------
                                 Carrying   Carrying   Carrying
                                   Value      Value      Value
                                 ---------  ---------  ---------
                                          (In Thousands)
        Government National
          Mortgage Association
         ("GNMA")                $   3,442  $     220  $     295
        Fannie Mae                   9,484        142        169
        Freddie Mac                  4,199        170        203
                                 ---------  ---------  ---------

              Total              $  17,125  $     532  $     667
                                 =========  =========  =========

     The following table sets forth the composition of the Company's investment securities portfolio and FHLB stock at the dates indicated.

                                                     At September 30,
                                   2001                    2000                    1999
                                 ---------               ---------               ---------
                                 Carrying   Percent of   Carrying   Percent of   Carrying   Percent of
                                   Value     Portfolio     Value     Portfolio     Value     Portfolio
                                 ---------  -----------  ---------  -----------  ---------  -----------
                                                              (in Thousands)
Investment securities:
   U.S. Government and Federal
   Agency obligations            $   9,473       30.75%  $  25,638       85.40%  $  27,675       84.63%
   State and local obligations       4,213       13.67%      3,851       12.83%      4,358       13.33%
   Mortgage-backed securities       17,125       55.58%        532        1.77%        667        2.04%
                                 ---------  -----------  ---------  -----------  ---------  -----------
Total investment securities      $  30,811      100.00%  $  30,021      100.00%  $  32,700      100.00%
                                 =========  ===========  =========  ===========  =========  ===========
Capital stock-FHLB-Des Moines    $     618               $     543               $     535
                                 =========               =========               =========

The dividend yield on the capital stock of the FHLB-Des Moines was 4.76% for the fiscal year ended September 30, 2001.

The following table sets forth the maturities of investment securities portfolio at September 30, 2001.

                                                                                                 Total Investment
                                                     Book Value                                     Securities
                                        One Year    After One To    Over Five To      After       Book    Market
                                        or Less      Five Years      Ten Years      Ten Years    Value     Value
                                       ----------  --------------  --------------  -----------  --------  -------
                                                                     (In Thousands)
        Available for sale:
         U.S. Government and
          Federal Agencies             $       -   $       6,038   $       1,480   $        -   $ 7,518   $ 7,612
         Mortgage-backed Securities .      4,366           7,203           2,556        2,951    17,076    17,125
                                       ----------  --------------  --------------  -----------  --------  -------
        Total available for sale           4,366          13,241           4,036        2,951    24,594    24,737
        Held-to-maturity:
         U.S. Government and
          Federal Agencies                     -           1,499             252          109     1,860     1,913
         State and local obligations           5           1,094           1,476        1,638     4,213     4,281
                                       ----------  --------------  --------------  -----------  --------  -------
        Total held-to-maturity                 5           2,593           1,728        1,747     6,073     6,194
                                       ----------  --------------  --------------  -----------  --------  -------
        Total investment securities    $   4,371   $      15,834   $       5,764   $    4,698   $30,667   $30,931
                                       ==========  ==============  ==============  ===========  ========  =======
        Weighted average yield              5.49%           5.53%           5.48%        5.85%     5.55%
                                       ==========  ==============  ==============  ===========  ========

DEPOSIT  ACTIVITIES  AND  OTHER  SOURCES  OF  FUNDS

     GENERAL. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 2001, the Company had no other borrowing arrangements.

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

     The following table sets forth the composition of the Company's deposits at September 30, 2001.

                                                        Percentage
                                                         of Total
                                               Balance   Deposits
                                               --------  --------
                                                (in Thousands)
           Checking and Savings Deposits
           -----------------------------
         Demand non-interest bearing           $  9,129     9.12%
         NOW accounts                             8,462     8.45%
         Money market accounts                   10,973    10.96%
         Passbook savings accounts                6,141     6.13%
                                               --------  --------
                                                 34,705    34.66%
           Certificates of Deposits
           ------------------------
         With balances of less than $100,000     53,332    53.26%
         With balances in excess of $100,000     12,092    12.08%
                                               --------  --------
                                                 65,424    65.34%
                                               --------  --------
        Total Deposits                         $100,129   100.00%
                                               ========  ========

          The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.

            Maturity Period                 Amount
                                        ---------------
                                        (in thousands)
        Three months or less            $         2,205
        Over three through six months             3,247
        Over six through twelve months            2,318
        Over twelve months                        4,322
                                        ---------------
             Total                      $        12,092
                                        ===============

        DEPOSIT FLOW. The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                        At September 30,
                                                      2001                            2000                 1999
                                                    --------                        --------              -------
                                                    Percent                         Percent                        Percent
                                                       of      Increase                of      Increase               of
                                           Amount    Total    (Decrease)   Amount    Total    (Decrease)  Amount    Total
                                          --------  --------  -----------  -------  --------  ----------  -------  --------
                                                                             (Dollars in Thousands)
Non-interest bearing                      $  9,129     9.12%       2,965   $ 6,164     7.22%        768   $ 5,396     6.57%
NOW checking                                 8,462     8.45%       1,084     7,378     8.65%       (995)    8,373    10.19%
Regular savings accounts (1)                10,973    10.96%       3,609     7,364     8.63%        998     6,366     7.75%
Money Market deposits                        6,141     6.13%          97     6,044     7.08%        816     5,228     6.36%
                                          --------  --------  -----------  -------  --------  ----------  -------  --------
                                            34,705    34.66%       7,755    26,950    31.58%      1,587    25,363    30.87%
Fixed-rate certificates which mature (1)
 Within 1 year                              41,634    41.58%         149    41,485    48.61%      7,961    33,524    40.81%
 After 1 year, but before 2 years           14,579    14.56%       5,955     8,624    10.11%     (6,301)   14,925    18.17%
 After 2 years, but before 5 years           7,976     7.97%        (198)    8,174     9.58%        (17)    8,191     9.97%
 Certificates maturing thereafter            1,235     1.23%       1,130       105     0.12%        (42)      147     0.18%
                                          --------  --------  -----------  -------  --------  ----------  -------  --------
                                            65,424    65.34%       7,036    58,388    68.42%      1,601    56,787    69.13%
                                          --------  --------  -----------  -------  --------  ----------  -------  --------
      Total                               $100,129   100.00%  $   14,791   $85,338   100.00%      3,188   $82,150   100.00%
                                          ========  ========  ===========  =======  ========  ==========  =======  ========

(1)     Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of
        $6,784,000,  $6,711,000 and $6,649,000 at September 30, 2001, 2000 and 1999, respectively.

     TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                               At September 30,
                           2001     2000     1999
                          -------  -------  -------
                               (In Thousands)

         2.00 - 2.99%     $    41  $     -  $     -
         3.00 - 3.99%       4,316      125      551
         4.00 - 4.99%      14,771      394    9,426
         5.00 - 5.99%      14,217   29,159   32,953
         6.00 - 6.99%      20,558   18,092    7,800
         7.00 - 7.99%      11,521    6,451    2,012
         8.00 - 8.99%           -    4,167    4,045
                          -------  -------  -------
            Total         $65,424  $58,388  $56,787
                          =======  =======  =======

          The following table sets forth the amount and maturities of time deposits at September 30, 2001.

                                                                                        Percent
                                             Amount Due                                of Total
                        Less Than     1-2        2-3       3-4     After             Certificates
                         One Year    Years      Years     Years   4 Years    Total     Accounts
                        ----------  -------  -----------  ------  --------  -------  -------------
                                                      (in Thousands)
        2.00 - 2.99%    $       41  $     -  $         -  $    -  $      -  $    41          0.06%
        3.00 - 3.99%         3,819      497            -       -         -    4,316          6.60%
        4.00 - 4.99%        10,761    2,861          684     341       124   14,771         22.58%
        5.00 - 5.99%         9,155    2,188        1,843     314       717   14,217         21.73%
        6.00 - 6.99%        10,625    5,066        2,984     979       904   20,558         31.42%
        7.00 - 7.99%         7,233    3,967           82     139       100   11,521         17.61%
                        ----------  -------  -----------  ------  --------  -------  -------------
                        $   41,634  $14,579  $     5,593  $1,773  $  1,845  $65,424        100.00%
                        ==========  =======  ===========  ======  ========  =======  =============

     DEPOSIT ACTIVITIES. The following table sets forth the deposit activities of the Company for the periods indicated.

                                               Year Ended September 30,
                                               2001      2000     1999
                                             --------  --------  -------
        In Thousands
        Beginning balance                    $ 85,338  $85,150   $76,764
        Net Deposits (withdrawals) before
         interest credited                     10,433   (3,853)    4,075
        Interest credited                       4,358    4,041     4,311
                                             --------  --------  -------
        Net increase (decrease) in Deposits    14,791      188     8,386
                                             --------  --------  -------
        Ending balance                       $100,129  $85,338   $85,150
                                             ========  ========  =======

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

     The Company had total new advances totaling $3.5 million during the year ended September 30, 2001. The following table sets forth advances for the three years ended at September 30, 2001:

                                                               Year Ended September 30,
                                                               --------------------------
                                                                 2001     2000     1999
                                                               --------  -------  -------
                                                                   (in Thousands)
        Average balance outstanding                            $ 8,802   $5,182   $4,280
                                                               ========  =======  =======
        Maximum amount outstanding
          at any month end                                     $10,403   $7,003   $5,494
                                                               ========  =======  =======
        Balance outstanding at end of period.                  $10,337   $7,003   $5,162
                                                               ========  =======  =======
        Weighted average interest rate
          during period                                           4.83%    5.11%    5.26%
                                                               ========  =======  =======
        Weighted average interest rate
          at end of period                                        5.45%    5.54%    5.07%
                                                               ========  =======  =======

                                   REGULATION

GENERAL

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the OTS. B & L Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. B & L Bank is a member of the FHLB, and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. B & L Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test B & L Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, B & L Bank and their operations. Certain of the regulatory requirements applicable to B & L Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Company and B & L Bank.

HOLDING  COMPANY  REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does not qualify for the grandfather inasmuch as it acquired control of B & L Bank after the applicable date.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. B & L Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     ACQUISITION OF THE COMPANY. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL  SAVINGS  INSTITUTION  REGULATION

     BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions with the highest examination rating) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating), and together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2001, B & L Bank met each of its capital requirements.

     The following table presents B & L Bank's capital position at September 30,
2001.

                                                                 CAPITAL
                                                EXCESS      -------------------
                         ACTUAL   REQUIRED   (DEFICIENCY)    ACTUAL   REQUIRED
                        CAPITAL    CAPITAL      AMOUNT      PERCENT    PERCENT
                        --------  ---------  -------------  --------  ---------
                                          (DOLLARS IN THOUSANDS)

Tangible                $ 12,413  $   1,885  $      10,528     9.87%       1.5%

Core (Leverage)         $ 12,413  $   2,785  $       9,628    17.83        4.0

Risk-based              $ 12,997  $   5,570  $       7,427    18.67        8.0

     PROMPT CORRECTIVE REGULATORY ACTION. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the B & L Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     The Federal Deposit Insurance Association has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund premiums would likely have an adverse effect on the operating expenses and results of operations of B & L Bank. Management cannot predict what insurance assessments rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments toward interest payments on bonds issued in the late 1980s by the Financing Company ("FICO") to recapitalize the predecessor to the SAIF. By law, there has been equal sharing of FICO payments between SAIF and Bank Insurance Fund members since January 1, 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the B & L Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of B & L Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, the B & L Bank's limit on loans to one borrower was $2.0 million, and the B & L Bank's largest aggregate outstanding balance of loans to one borrower was $1.8 million.

     QTL TEST. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings B & L Bank is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001, the B & L Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under OTS regulations, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the B & L Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the B & L Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the B & L Bank's latest quarterly thrift financial report.

     TRANSACTIONS WITH RELATED PARTIES. The B & L Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The B & L Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the B & L Bank may make to insiders based, in part, on B & L Bank's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

     ENFORCEMENT. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL  HOME  LOAN  BANK  SYSTEM

     The B & L Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The B & L Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

FEDERAL  RESERVE  SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The B & L Bank complies with the foregoing requirements.

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

     DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and B&L Bank will not file a consolidated tax return, except that if the Company or the Banks owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     AUDITS. There have not been any Internal Revenue Service audits of the Company's Federal income tax returns during the past five years.

STATE  TAXATION

     MISSOURI TAXATION. Missouri-based financial institutions, such as B&L Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on financial institutions, on their property, capital or income, except taxes on tangible personal property owned by B&L Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, B&L Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri also has a corporate income tax. However, the Company has not been subject to the Missouri corporate income tax because of income generated on its portfolio of Federal agency securities which are exempt from corporate income tax.

     There have not been any audits of B & L Bank's Missouri tax returns by Missouri tax authorities during the past five years.

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

COMPETITION

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Company operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 2001, there were 10 commercial banks, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Company has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Company competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Company's future growth and earnings prospects.

PERSONNEL

     As of September 30, 2001, the Company had 26 full-time and 10 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

EXECUTIVE  OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2001:

Name                         Age(1)    Position
----                         ------    --------
Erwin  Oetting,  Jr.           61      President  and  Chief  Executive  Officer

E.  Steva  Vialle              50      Executive Vice President, Chief Operating
Officer,  and  Secretary

William J. Huhmann             62      Senior Vice President and Chief
Financial  Officer

Mark  D.  Summerlin            41      Senior  Vice  President

Terry  L.  Thompson            48      Vice  President

     The following table sets forth certain information regarding the executive officers of B&L Bank.

Name                         Age(1)   Position
----                         ------   --------
B&L  Bank:

Erwin  Oetting,  Jr.          61       President  and  Chief  Executive Officer

E.  Steva  Vialle             50       Executive Vice President, Chief Operating
Officer  and  Secretary

Kathryn  M.  Swafford         39       Senior  Vice  President  and  Treasurer

Mark  D.  Summerlin           41       Senior  Vice  President

William  J.  Huhmann          62       Senior  Vice  President

Terry  L.  Thompson           48       Senior  Vice  President

Carol  Summerlin              61       Vice  President

(1)  As  of  September  30,  2001.

     Erwin Oetting, Jr. has been employed as an officer of the B&L Bank since 1960 and has been President and Chief Executive Officer since 1985. He is a member of the LIDC Authority, the Lexington Advisory Board, the Lexington Chamber of Commerce, Director National Military Education Center and Museum, and a trustee of Wentworth Military Academy.

     E. Steva Vialle has been employed by the B&L Bank since 1984 and has been Executive Vice President, Chief Operating Officer and Secretary since 1994. He is a member of the Lexington Industrial Development Corporation, the Lexington Loins Club, Lexington Booster Club and Machpelah Cemetery Board.

            William J. Huhmann has served as Senior Vice President and Chief Financial Officer of the Company since September 1997 and of B&L Bank since April 2001. Mr. Huhmann served as Chairman and Chief Financial Officer of Lafayette County Bank from 1991 until April 2001. He is a member of the American Institute of CPAs and the Missouri Society of CPAs.

     Mark D. Summerlin has been employed by the B&L Bank since 1985 and has been Senior Vice President since April 2001. He is a member of the Rotary Club, the Lexington Park Board, the Chamber of Commerce, the Knights of Columbus and the Wentworth Country Club Board.

     Terry L. Thompson has served as Senior Vice President of B&L Bank since April 2001. Mr. Thompson served as President and Chief Executive Officer of Lafayette County Bank from 1990 until April 2001. He is member of the Rotary Club, Lexington R-V School Board and serves on several committees of the Missouri Bankers Association.

     Carol Summerlin has served as Vice President of B&L Bank since April 2001. Mrs. Summerlin served as Senior Vice President and Cashier of Lafayette County Bank from 1979 until 2001. She is a member of the Lexington Chamber of Commerce and other local civic organizations.

     Kathryn M. Swafford has been employed by B&L Bank since 1984 and has been Senior Vice President since April 2001. She is a member of the Lexington Park Board.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     B&L Bank owns its main office located at 205 S. 13th Street, Lexington, Missouri. The office was opened in 2001. The new facility was constructed at a total cost, including land, of approximately $2.9 million and contains approximately 7,500 square feet. In addition B&L Bank has two other branch offices located in Wellington and Callao, Missouri. The branch office in Wellington was constructed around 1920 and has been remodeled several times and contains approximately 2,000 square feet. The Callao office was constructed around 1930 and has approximately 2,000 square feet. All banking offices are owned and have vaults and contain rental safe deposit boxes. The previous banking offices of Lafayette County Bank in Lexington, Missouri will be sold. At September 30, 2001, the net book value of the Company's premises and equipment (land, building and improvements, furniture and equipment) was $3.9 million.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.


                                    PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" on page 2 of the Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
           RESULTS  OF  OPERATIONS  OR  PLAN  OF  OPERATIONS
           -------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 6 of the Annual Report is incorporated herein by reference.

ITEM  7.   FINANCIAL  STATEMENTS
--------------------------------

     (a)  Financial  Statements
          Independent  Auditor's  Report*
          Consolidated  Statements  of  Financial  Condition as of September 30,
            2001  and  2000*
          Consolidated  Statements  of  Stockholders' Equity for the Years Ended
            September  30,  2001,  2000  and  1999*
          Consolidated  Statements  of  Income for the Years Ended September 30,
            2001,  2000  and  1999*
          Consolidated  Statements  of  Cash Flows for the Years Ended September
            30,  2001,  2000  and  1999*
          Notes  to  the  Consolidated  Financial  Statements*

     * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------------------------------------------------------------------------------
           FINANCIAL  DISCLOSURE
           ---------------------

     Not  applicable.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
             --------------------------------------------------------

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM  13.  EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K
------------------------------------------------------

     (a)     Exhibits

     3(a)     Articles  of  Incorporation  of  the  Registrant*
     3(b)     Amended  and  Restated  Bylaws  of  the  Registrant****
     10(a)    Employment  Agreement  with  Erwin  Oetting,  Jr.**
     10(b)    Employment  Agreement  with  E.  Steva  Vialle**
     10(c)    Salary  Continuation  Agreement  with  Erwin  Oetting,  Jr.**
     10(d)    Salary  Continuation  Agreement  with  E.  Steva  Vialle**
     10(e)    Severance  Agreement  with  Mark  D.  Summerlin**
     10(f)    Severance  Agreement  with  Kathryn  M.  Swafford**
     10(g)    1996  Stock  Option  Plan***
     10(h)    Management  Recognition  and  Development  Plan***
     (13)     Annual  Report  to  Stockholders
     (21)     Subsidiaries  of  the  Registrant
     (23)     Consent  of  Independent  Auditor
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on February 16, 1996.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
**** Incorporated by Reference to the Registrant's Current Report on Form 8-K filed on November 12, 1999.

     (b)  Reports  on  Form  8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEXINGTON B & L FINANCIAL CORP.



Date:  December  21,  2001             By: /s/  Erwin  Oetting,  Jr.
                                           ---------------------------
                                           Erwin  Oetting,  Jr.
                                           President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                       DATE
------------------------  -----------------------------------  -----------------

/s/ Erwin Oetting, Jr.    President, Chief Executive Officer   December 21, 2001
------------------------  and Director (Principal Executive
Erwin Oetting, Jr.
Officer)


/s/ E. Steva Vialle       Executive Vice President, Chief      December 21, 2001
------------------------  Operating Officer, Secretary
E. Steva Vialle           and Director



/s/ William J. Huhmann    Senior Vice President and Chief      December 21, 2001
------------------------  Financial Officer (Principal
William J. Huhmann        Financial and Accounting Officer)
                          and Director


/s/ Steve Oliaro          Director                             December 21, 2001
------------------------
Steve Oliaro


/s/ Norman Vialle         Director                             December 21, 2001
------------------------
Norman Vialle


/s/ Charles R. Wilcoxon   Director                             December 21, 2001
------------------------
Charles R. Wilcoxon