Form 10QSB
period 2001-12-31
LEXINGTON B & L FINANCIAL CORP
filed 2002-02-08
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2001
                                -----------------

                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .
                               -------    -------

Commission File Number       0-28120
                       -------------

                        Lexington B & L Financial Corp.
                        -------------------------------

         Missouri                                       43-1739555
-------------------------------------              ------------------
(State or other jurisdiction of I.R.S.              (I.R.S. Employer
Employer Incorporation or organization)            Identification NO.)

  205 S. 13th Street, Lexington, Mo                        64067
-----------------------------------                    ------------
(Address of principal executive offices)                (Zip Code)

      816-259-2247
------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X   No
                                            ----



As of January 25, 2001 there were 765,452 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                         Yes    No   X
                                                   -----

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                December 31, 2001


INDEX                                                               PAGE

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                  3

         CONSOLIDATED STATEMENTS OF INCOME                               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY                  6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           11-15
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                              16

ITEM 2 - CHANGES IN SECURITIES                                          16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS              16

ITEM 5 - OTHER INFORMATION                                              16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                              17

                                      LEXINGTON B & L FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (Dollars in thousands)


                                                                             December 31,    September 30,
                                                                                 2001            2001
                                                                            --------------  ---------------
ASSETS                                                                       (Unaudited)
Cash and due from banks                                                     $       3,235   $        1,738
Interest-bearing deposits                                                           4,239           11,513
Investment securities
  Available-for-sale, at fair value                                                39,707           24,738
  Held-to-maturity (fair value of $5,492 and $6,194, respectively,)                 5,462            6,073
Federal funds sold                                                                  8,399            1,919
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                              1,017              618
Loans held for sale                                                                     -              198
Loans receivable, less allowance for loan losses of $723 at
  December 31, 2001 and $720 at September 30, 2001                                 72,881           72,504
Accrued interest receivable                                                         1,182            1,132
Premises and equipment                                                              3,827            3,852
Cost in excess of net assets acquired                                                 789              789
Other assets                                                                        1,398            1,315
                                                                            --------------  ---------------
                                                         TOTAL ASSETS       $     142,136   $      126,389
                                                                            ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $     106,035   $      100,129
  Advances from borrowers for taxes and insurance                                      10              201
  Advances from FHLB                                                               20,303           10,337
  Notes payable                                                                        83               83
  Dividend payable                                                                    115                -
  Other liabilities                                                                 1,079            1,083
                                                                            --------------  ---------------
                                                    TOTAL LIABILITIES             127,625          111,833

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued.              -                -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued and outstanding                                            13               13
  Additional paid-in-capital                                                       12,322           12,316
  Retained earnings - substantially restricted                                      9,965            9,865
  Accumulated other comprehensive income                                              (49)              89
  Unearned ESOP shares                                                               (434)            (460)
  Unearned MRDP shares                                                                (13)             (21)
  Treasury stock at cost (499,548 and 495,758 shares, respectively)                (7,293)          (7,246)
                                                                            --------------  ---------------
                                           TOTAL STOCKHOLDERS' EQUITY              14,511           14,556
                                                                            --------------  ---------------
                           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $     142,136   $      126,389
                                                                            ==============  ===============

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                      December 31,
                                                                   2001         2000
                                                               ------------  ----------
                                                                      (Unaudited)
Interest Income
  Mortgage loans                                               $      1,135  $    1,107
  Other loans                                                           341         374
  Investment securities and interest-bearing deposits                   575         510
  Federal funds sold                                                     23          34
                                                               ------------  ----------
                                      TOTAL INTEREST INCOME           2,074       2,025
Interest Expense
  Deposits                                                            1,065       1,118
  Advances from FHLB                                                    208          65
  Notes payable                                                           2           4
                                                               ------------  ----------
                                     TOTAL INTEREST EXPENSE           1,275       1,187
                                                               ------------  ----------
                                        NET INTEREST INCOME             799         838
Provision for loan losses                                                10          18
                                                               ------------  ----------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             789         820
Noninterest Income
  Service charges and other fees                                         95          88
  Commission, net                                                         8           9
  Gain on sale of investments                                             1           -
  Other                                                                  16          16
                                                               ------------  ----------
                                   TOTAL NONINTEREST INCOME             120         113
Noninterest Expense
  Employee compensation and benefits                                    372         348
  Occupany costs                                                         79          51
  Advertising                                                            10          10
  Data processing                                                        45          26
  Federal insurance premiums                                              4           4
  Professional and consulting fees                                       18          34
  Amortization of intangible assets arising from acquisitions             -          19
  Other                                                                  91         105
                                                               ------------  ----------
                                  TOTAL NONINTEREST EXPENSE             619         597
                                                               ------------  ----------
                                 INCOME BEFORE INCOME TAXES             290         336
Income taxes                                                             75         109
                                                               ------------  ----------
                                                 NET INCOME    $        215  $      227
                                                               ============  ==========

Basic Earnings Per Share                                       $       0.30  $     0.32
                                                               ============  ==========
Diluted Earnings Per Share                                     $       0.30  $     0.31
                                                               ============  ==========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                      2001         2000
                                                                                  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                     (unaudited)
Net income                                                                        $       215   $      227
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                            47           22
  Amortization of premiums and discounts                                                   83           (3)
  Amortization of deferred loan fees                                                        5            3
  Provision for salary continuation plan costs                                             11           22
  Amortization of cost in excess of net assets acquired                                     -           19
  Provision for loan losses                                                                10           18
  Originations of loans held for sale                                                  (1,294)      (1,454)
  Proceeds from sale of loans held for sale                                             1,492        1,486
  ESOP shares released                                                                     32           29
  Amortization of MRDP                                                                      8           17
  Changes to assets and liabilities increasing (decreasing) cash flows                    (65)         (29)
                                                                                  ------------  -----------
                                    NET CASH FLOW PROVIDED BY OPERATING ACTIVIES          544          357
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale                        2,940           28
 Proceeds from maturities/sales of securities held-to-maturity                            609          100
 Purchase available-for-sale securities                                               (18,210)           -
 Net (increase) decrease in federal funds sold                                         (6,480)        (938)
 Loans originated, net of repayments                                                    3,529         (747)
 Purchase of loans                                                                     (3,921)           -
 Purchase FHLB stock                                                                     (399)           -
 Purchase of premises and equipment                                                       (23)        (919)
                                                                                  ------------  -----------
                             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (21,955)      (2,476)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                    5,906        1,399
 Net increase (decrease) in advances from borrowers for property taxes/insurance         (191)        (161)
 Advance from FHLB                                                                     10,000            -
 Repayments of FHLB advances                                                              (34)         (32)
 Purchase of treasury stock                                                               (47)           -
                                                                                  ------------  -----------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       15,634        1,206
                                                                                  ------------  -----------
                                                 NET INCREASE (DECREASE) IN CASH       (5,777)        (913)
Cash and due from banks, beginning of year                                             13,251        4,746
                                                                                  ------------  -----------
                                          CASH AND DUE FROM BANKS, END OF PERIOD  $     7,474   $    3,833
                                                                                  ============  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                          $     1,333   $    1,168
                                                                                  ============  ===========
  Cash paid for income taxes                                                      $        10   $       65
                                                                                  ============  ===========

See accompanying notes to consolidated financial statements.

                                             LEXINGTON B& L FINANCIAL CORP
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                (Dollars in thousands)


                                                                   Accumulated
                                         Additional                   Other       Unearned    Unearned                  Total
                                Common     Paid-in     Retained   Comprehension     ESOP        MRDP      Treasury   Stockholders'
                                 Stock     Capital     Earnings      Income        Shares      Shares      Stock        Equity
                                -------  -----------  ----------  -------------  ----------  ----------  ----------  ------------
BALANCE AT SEPTEMBER 30, 2000   $    13  $    12,293  $   9,491   $       (160)  $    (562)  $     (77)  $  (7,054)  $    13,944

Net income                            -            -        609              -           -           -           -           609
Other Comprehensive income
 (loss), net of tax $159              -            -          -            249           -           -           -           249
Repurchase of common stock            -            -          -              -           -           -        (192)         (192)
Release of ESOP shares                -           23          -              -         102           -           -           125
Release of MRDP shares                -            -          -              -           -          56           -            56
Dividends paid ($.15 per share)       -            -       (235)             -           -           -           -          (235)
                                -------  -----------  ----------  -------------  ----------  ----------  ----------  ------------

BALANCE AT SEPTEMBER 30, 2001        13       12,316      9,865             89        (460)        (21)     (7,246)       14,556

          (Unaudited)
Net income                            -            -        215              -           -           -           -           215
Other Comprehensive income
 (loss), net of tax                   -            -          -           (138)          -           -           -          (138)
 benefit $83
Repurchase of common stock            -            -          -              -           -           -         (47)          (47)
Release of ESOP shares                -            6          -              -          26           -           -            32
Release of MRDP shares                -            -          -              -           -           8           -             8
Dividends paid ($.15 per share)       -            -       (115)             -           -           -           -          (115)
                                -------  -----------  ----------  -------------  ----------  ----------  ----------  ------------

BALANCE AT DECEMBER 31, 2001    $    13  $    12,322  $   9,965   $        (49)  $    (434)  $     (13)  $  (7,293)  $    14,511
                                =======  ===========  ==========  =============  ==========  ==========  ==========  ============


COMPREHENSIVE INCOME
                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                    2001         2000
                                                                                 -----------  ----------
Net income                                                                       $      215   $      227

Change in unrealized gains (losses) on securities available-for-sale, net of
  taxes(benefit) of $(83) and $65, respectively                                        (138)         126
Less reclassification adjustment for gains included in net income, net of taxes           -            -
                                                                                 -----------  ----------
Comprehensive Income                                                             $       77   $      353
                                                                                 ===========  ==========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 2001 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2001, interim financial statements. The results of operations for the period ended December 31, 2001, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of December 31, 2001, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2001 and for the year then ended included in the Registrant's 2001 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2001 Annual Report to Shareholders to which reference is made.


NOTE  B--Investment  Securities
-------------------------------

Investment securities consist of the following at December 31, 2001 and September 30, 2001 (in thousands):

                                                    December 31,   September 30,
                                                        2001            2001
                                                    -------------  --------------
Available-for-sale
  U.S. Government and federal agency obligations
    At amortized cost                               $      39,554  $       24,594
                                                    =============  ==============
    Fair market value                               $      39,707  $       24,738
                                                    =============  ==============

Held-to-Maturity
  U.S. Government and federal agency obligations            1,251           1,860
  State and municipal obligations                           4,211           4,213
                                                    -------------  --------------
    Total held-to-maturity, at amortized cost       $       5,462  $        6,073
                                                    =============  ==============
    Total available-for-sale, at fair market value  $       5,492  $        6,194
                                                    =============  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE  C-Loans

The following table summarizes the composition of the loan portfolio as of the December 31, 2001 and September 30, 2001 (in thousands):

                                 December 31,   September 30,
                                    2001            2001
                                -------------  --------------
Mortgage                        $      55,141  $       54,783
Commercial                              7,096           6,233
Agriculture                             3,344           3,564
Consumer                                7,900           8,527
                                -------------  --------------
                                       73,481          73,107
Add deferred loan fees                    123             117
                                -------------  --------------
           Total loans                 73,604          73,224
Less allowance for loan losses            723             720
                                -------------  --------------
           Net loans            $      72,881  $       72,504
                                =============  ==============


NOTE  D-Allowance  for  Loans  Losses

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                      Three Months Ended
                                         December 31,
                                      2001         2000
                                   -----------  -----------
Balance, beginning of period       $      720   $      648
  Provision for loan losses                10           18
  Recoveries on loans charged-off           -            3
  Charge-offs                              (7)          (7)
                                   -----------  -----------

Balance, end of period             $      723   $      662
                                   ===========  ===========

At December 31, 2001, non-performing assets were $953,000, which was 1.31% of net loans and .67% of total assets, compared to $805,000 or 1.11% of net loans and .64% of total assets at September 30, 2001. Non-performing assets at December 31, 2001, consisted of $896,000 in loans not accruing interest and $57,000 in loans past due 90 days or more and still accruing interest.

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE  D--Deposits

The following table summarizes the composition of deposits as of December 31, 2001 and September 30, 2001 (in thousands):

                               December 31,   September 30,
                                  2001            2001
                              -------------  --------------
     Noninterest-bearing      $      15,268  $        9,129
     NOW                              8,932           8,462
     Money Market                    11,036          10,973
     Savings                          6,590           6,141
     Certificates of deposit         64,209          65,424
                              -------------  --------------
        Total deposits        $     106,035  $      100,129
                              -------------  --------------

                                              Three Months Ended
                                                 December 31,
                                               2001        2000
                                            ----------  ----------
Basic earnings per share:
  Income available to common stockholders   $      215  $      227
                                            ==========  ==========
Weighted average shares
  Average common shares outstanding                708         709
  Options and MRDP plans                            10          22
                                            ----------  ----------
    Weighted average diluted common shares         718         731
                                            ==========  ==========

Basic earnings per share                    $     0.30  $     0.32
                                            ==========  ==========

Dilutive earnings per share                 $     0.30  $     0.31
                                            ==========  ==========


NOTE  F--Stock  Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of December 31, 2001.

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE  G--Management  Recognition  and  Development  Plan
--------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At December 31, 2001, 40,483 shares were vested. The Company recognized $7,738 and $17,410 as MRDP compensation expense for the three months ended December 31, 2001 and 2000, respectively. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.


NOTE  H--Employee  Stock  Ownership  Plan
-----------------------------------------

B & L Bank has established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed $1,012,000 from the Company to fund the purchase of 101,200 shares of the Company's common stock. The loan is secured solely by the shares purchased and will be repaid by the ESOP in equal quarterly installments of principal and interest payable at 8.25% through March 2006. B & L Bank makes quarterly contributions to the ESOP which are equal to the debt service less dividends received on unallocated ESOP shares. B & L Bank contributes approximately $149,600, including interest, annually to the ESOP. Shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. Forfeitures will be reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service. Since B & L Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $31,924 for the three months ended December 31, 2001 compared to $29,013 for the same period ended December 31, 2000.

A summary of ESOP shares at December 31, 2001 is as follows:

Shares Allocated                       55,196

Shares released for allocation          2,556

Unreleased shares                      43,448
                                     --------
         Total                        101,200
                                     --------

Fair value of unreleased shares    $  532,238
                                   ==========

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 2001 and 2000 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.

     The following should be read in conjunction with the Company's 2001 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                   Three Months Ended
                                       December 31,
                                    2001         2000
                                 -----------  -----------
Per share Data
 Basic earnings per share        $     0.30   $     0.32
 Diluted earnings per share      $     0.30   $     0.31
 Cash dividends                  $     0.15   $     0.15
Selected Ratios
 Return on average assets              0.63%        0.86%
 Return on stockholders' equity        5.84%        6.53%
 Efficiency ratio                     67.36%       60.78%

                                               ---------------At--------------

                                                December 31,    September 30,
                                                    2001            2001
                                               --------------  ---------------
Book value (tangible)                          $       17.93   $        17.90
Market price (closing price at end of period)  $       12.25   $        12.25
Selected Ratios
 Loans to deposits                                     68.73%           72.41%
 Allowance for loan losses to loans                     0.98%            0.98%
 Equity to total assets                                10.21%           11.52%

SUMMARY

Consolidated net income for the three months ended December 31, 2001 was $215,000, or a $12,000 or 5.3% decrease from the same period last year. Basic earnings per share of 30 cents decreased 2 cents compared to the same period ended December 31,2000. Diluted earnings per share of 30 cents, decreased 1 cent from the 31 cents per share earned for the three-month period ended December 31, 2000. The decrease in net income for the quarter ended December 31, 2001 compared to the same period a year ago can be attributed to a decrease in net interest income and to higher non-interest expense.

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

                                       Three Months Ended         Three Months Ended
                                   -------------------------  -------------------------
                                   December 31, 2001 vs 2000  December 31, 2000 vs 1999
                                   -------------------------  -------------------------
                                   Change Due To              Change Due To
                                   -------------              -------------
                                   Average  Average           Average  Average
                                    Volume    Rate    Total    Volume    Rate    Total
                                   --------  ------  -------  --------  ------  -------
Interest income:
 Loans. . . . . . . . . . . . . .  $   129   $(134)  $   (5)  $    71   $  91   $  162
 Investment securities & interest
  bearing deposits. . . . . . . .      210    (145)  $   65       (90)     61   $  (29)
 Federal funds sold                     21     (32)     (11)       20       4       24
                                   --------  ------  -------  --------  ------  -------
       Total interest income. . .      360    (311)      49         1     156      157
Interest expense:
 Deposits . . . . . . . . . . . .      131    (184)     (53)       24      86      110
 Advances from FHLB . . . . . . .      124      19      143        20     (22)      (2)
 Notes payable. . . . . . . . . .       (2)      -       (2)       (2)     (1)      (3)
                                   --------  ------  -------  --------  ------  -------
       Total interest expense . .      253    (165)      88        42      63      105
                                   --------  ------  -------  --------  ------  -------
Net interest income . . . . . . .  $   107   $(146)  $  (39)  $   (41)  $  93   $   52
                                   ========  ======  =======  ========  ======  =======

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Total interest income for the three months ended December 31, 2001 increased
$49,000 over the comparable period last year.   Interest expense for the quarter
increased $88,000 for the three months ended December 31, 2001 over the same
period a year ago.    The following table provides summaries of average assets
and liabilities and the corresponding average rates earned/paid  (in thousands):

                                           Three Months Ended           Three Months Ended
                                            December 31, 2001            December 31, 2000
                                       ---------------------------  ---------------------------
                                                Interest                     Interest
                                       Average   Income/   Yield/   Average   Income/   Yield/
                                       Balance   Expense    Rate    Balance   Expense    Rate
                                       --------  --------  -------  --------  --------  -------
Interest Earning Assets
 Loans                                 $ 71,997  $  1,476    8.13%  $ 65,988  $  1,481    8.90%
 Investment securities & interest
  bearing deposits                       49,328       575    4.62%    33,081       510    6.12%
 Federal funds sold                       4,420        23    2.06%     2,129        34    6.34%
                                       --------  --------           --------  --------
  Total Earning Assets/Average Yield    125,745     2,074    6.54%   101,198     2,025    7.94%

Interest Bearing Liabilities
 Deposits                                90,767     1,065    4.66%    80,606     1,118    5.50%
 Advances from FHLB                      17,960       208    4.59%     6,992        65    3.69%
 Notes payable                               83         2    9.56%       178         4    8.92%
                                       --------  --------           --------  --------
  Total Interest Bearing Liabilities/
    Average Yield                       108,810     1,275    4.65%    87,776     1,187    5.37%
                                                 --------                     --------
Net Interest Income                              $    799                     $    838
                                                 ========                     ========
Net interest Spread                                          1.89%                        2.57%
Net Interest Margin                                          2.52%                        3.29%

Net interest income for the three-period ended December 31, 2001 of $799,000, declined $39,000 compared to $838,000 for the three-month period ended December 31, 2000. Contributing to the decrease in net interest income was the capitalization of $38,000 of interest expense during the quarter ended December 31, 2000 on the construction cost of a new bank building. Capitalization of interest last year increased the net interest spread from 2.40% to 2.57% and the net interest margin from 3.14% to 3.29%. Also contributing to the decrease in net interest income for the quarter ended December 31, 2001 was a narrowing of the net interest spread and margin. The decrease in the net interest spread and margin can also be attributed to a lower yield on earning assets resulting from the portfolio of adjustable-rate mortgage loans and to a lower yield on investments and overnight funds. The lower cost of funds for the quarter, which decreased 72 basis points from the compared period a year ago, is the result of the a general decline in interest rates over the past twelve months.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


RISK ELEMENTS OF LOAN PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                            December 31,   September 30,
                                                                2001            2001
                                                            -------------  --------------
Non-accrual loans                                           $         896  $          691
Loans past due 90 days or more and still accruing interest             57             114
Foreclosed real estate and other repossessed assets                     -               -
                                                            -------------  --------------

            Total non-performing assets                     $         953  $          805
                                                            =============  ==============

Non-performing assets at December 31, 2001 were .67% of total assets, compared
to .64% of total assets at September 30, 2001.   Non-accrual loans at December
31, 2001 consisted primarily of residential real estate, commercial and commercial real estate loans. Classified assets at December 31, 2001 totaled $1,340,000 or 1.82% of total loans and .94% of total assets, compared to $1,178,000 or 1.61% of total loans and .93% of total assets at September 30, 2001. Classified assets consisted of loans classified doubtful $40,000, substandard $856,000, and special mention $444,000.

PROVISION FOR LOAN LOSSES/ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses for the three months ended December 31, 2001, was $10,000 compared to an $18,000 provision for the three-month period ended December 31, 2000. Loan charge-offs totaled $7,000 for three-month periods ended December 31, 2001 and December 31, 2000. There were no loan recoveries for the three-period ended December 31, 2000 compared to $3,000 for the
comparable period last year.   The allowance for loan losses at December 31,
2001 was $723,000 or .98% of outstanding loans compared to $720,000 or .98% at September 30, 2001. The lower provision for loan losses can be attributed to the methodologies in determining the adequacy of the allowance for loan losses. Loans increased $380,000 since September 30, 2001.

NON-INTEREST INCOME

   Non-interest income for the three-month period ended December 31, 2001 of $120,000 increased $7,000 over the three-month period ended December 31, 2000. The increase in non-interest income for the three months ended December 31, 2000 resulted primarily from increases in service charges and other fee income.

NON-INTEREST EXPENSE

     Non-interest expense of $619,000 for the three months ended December 31, 2001, increased $22,000 from the comparable period a year ago. Accounting for the majority of the increase were higher salaries and benefit expenses, which increased $24,000 during the three-month ended December 31, 2001 over the same period last year. The increase in salaries and benefits can primarily be attributed to an increase in retirement plan expense and to an increase in the number of employees, offset by a reduction in the cost of Management Recognition and Development Plan. The Management Recognition Development Plan expense of $8,000 for the quarter ended December 31, 2001, decreased $9,000 from amount reported for the same period last year. Higher occupancy cost, which increased $28,000, can be attributed to expenses associated with the occupancy of a new banking facility. Data processing expense increased $19,000 from a shift in processing from in-house to a service center. Offsetting these increases were lower professional and consulting fees of $16,000 and a $19,000 decrease in the amortization of intangible assets as a result of changes in accounting for goodwill as required by FASB 142, which was adopted effective October 1, 2001.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NON-INTEREST EXPENSE (CON'T)

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 67.4% for the three months ended December 31, 2001, compared to 60.8% for the same period a year ago.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company's subsidiary, B & L Bank, must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and to take advantage of investment opportunities.

    The primary source of liquidity for B & L Bank is liability liquidity, which is the ability to raise new funds and renew maturing liabilities. Principal sources of liability liquidity are customer deposits and advances from Federal
Home Loan Bank.   Asset liquidity is typically provided through proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While scheduled maturities and amortization of loans, investment securities and mortgage-backed securities are somewhat predictable source of funds; deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Liquid funds necessary for normal daily operations are maintained with the Federal Home Loan Bank of Des Moines (FLHB) and correspondent banks. Excess funds over balances required to cover bank charges for services, are sold in overnight Federal funds or transferred to time deposit accounts at the FHLB.

    At December 31, 2001, total stockholders' equity of $14,511,000 represented 10.2% of total assets compared to $14,556,000 or 11.5% of total assets at September 30, 2001. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

    The Office of Thrift Supervision currently requires a thrift institution to maintain liquid assets (cash and eligible investments) sufficient to meet expected and projected deposit fluctuations, loan demand and debt service requirements. B & L Bank consistently maintains excess liquidity level as determined by the "Liquidity Risk Ratio". This ratio considers upcoming liquidity needs and the sources of available liquid assets over the next twelve months. At December 31, 2001 the Liquidity Risk Ratio indicated that liquid assets exceeded upcoming liquidity needs by 34.1%.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 2001.

                                                             Minimum
                                            B & L Bank      Required
                                            Ratios at        Capital
                                        December 31, 2001    Ratios
                                        ------------------  ---------
Risk-based capital                                   18.1%       8.0%
Tier 1 capital to risk-weighted assets               17.5%       4.0%
Tangible capital                                      9.1%       1.5%

                        LEXINGTON B & L FINANCIAL CORP.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL  PROCEEDINGS

Neither the Registrant nor its bank subsidiary, B & L Bank, are a party to any material legal proceedings at this time. From time to time the Company's bank subsidiary is involved in various claims and legal actions arising in the ordinary course of business.

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


                                   Lexington B & L Financial Corp.


    Date:  January 25, 2002        By:  E. Steva Vialle
         ------------------           -----------------------
                                      Chief Executive Officer
                                      and Director (Principal Executive Officer)



    Date:  January 25, 2002        By:  William J. Huhmann
         ------------------           ---------------------------------
                                      President and Chief
                                      Financial Officer,
                                      And Director (Principal
                                      Financial and Accounting Officer)