Form 10QSB
period 2002-03-31
LEXINGTON B & L FINANCIAL CORP
filed 2002-05-13
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending  March 31, 2002
                                 --------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from           to
                                  ----------    ---------

Commission  File  Number     0-28120
                         -----------

                        Lexington B & L Financial Corp.
                        -------------------------------

                Missouri                                    43-1739555
----------------------------------------                -------------------
(State  or  other jurisdiction of I.R.S.                 (I.R.S. Employer
Employer Incorporation or organization)                 Identification NO.)

    205 S. 13th Street, Lexington, Mo                          64067
-----------------------------------------                   ----------
(Address  of principal executive offices)                   (Zip Code)

           660-259-2247
---------------------------------
(Registrant's  telephone  number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----




As of April 16, 2002 there were 765,452 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business  Disclosure  Format

                           Yes         No   X
                               -----      -----

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                 March 31, 2002


INDEX                                                             PAGE

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION            3

         CONSOLIDATED STATEMENTS OF INCOME                         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                     5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY            6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     12-17
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS                                       18

ITEM 2 -  CHANGES IN SECURITIES                                   18

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES                         18

ITEM 4 -  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS       18

ITEM 5 -  OTHER INFORMATION                                       18

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                        18

SIGNATURES                                                        19

                                    LEXINGTON B & L FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (Dollars in thousands)


                                                                             March 31,     September 30,
                                                                                2002           2001
                                                                            ------------  ---------------
ASSETS                                                                       (Unaudited)
Cash and due from banks                                                     $     1,905   $        1,738
Interest-bearing deposits                                                         3,057           11,513
Investment securities
  Available-for-sale, at fair value                                              39,950           24,738
  Held-to-maturity (fair value of $5,019 and $6,194, respectively,)               4,989            6,073
Federal funds sold                                                                3,812            1,919
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                            1,017              618
Loans held for sale                                                                 220              198
Loans receivable, less allowance for loan losses of $721 at
  March 31, 2002 and $720 at September 30, 2001                                  73,167           72,504
Accrued interest receivable                                                       1,051            1,132
Premises and equipment                                                            3,792            3,852
Cost in excess of net assets acquired                                               789              789
Other assets                                                                      1,477            1,315
                                                                            ------------  ---------------
                                                             TOTAL ASSETS   $   135,226   $      126,389
                                                                            ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $    99,279   $      100,129
  Advances from borrowers for taxes and insurance                                    70              201
  Advances from FHLB                                                             20,234           10,337
  Notes payable                                                                      83               83
  Other liabilities                                                                 901            1,083
                                                                            ------------  ---------------
                                                        TOTAL LIABILITIES       120,567          111,833

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued.            -                -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued                                                          13               13
  Additional paid-in-capital                                                     12,330           12,316
  Retained earnings - substantially restricted                                   10,163            9,865
  Accumulated other comprehensive income                                           (140)              89
  Unearned ESOP shares                                                             (409)            (460)
  Unearned MRDP shares                                                               (5)             (21)
  Treasury stock at cost (499,548 and 495,758 shares, respectively)              (7,293)          (7,246)
                                                                            ------------  ---------------
                                               TOTAL STOCKHOLDERS' EQUITY        14,659           14,556
                                                                            ------------  ---------------
                               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $   135,226   $      126,389
                                                                            ============  ===============


See  accompanying  notes  to  consolidated  financial  statements.

                                  LEXINGTON B & L FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in thousands, except per share amounts)


                                                                Three Months Ended       Six Months Ended
                                                                      March 31,               March 31,
                                                                 2002         2001        2002       2001
                                                               ---------  ------------  --------  -----------
                                                                     (Unaudited)             (Unaudited)
Interest Income
  Mortgage loans                                               $   1,101  $      1,116  $  2,236  $     2,223
  Other loans                                                        344           358       685          732
  Investment securities and interest-bearing deposits                569           512     1,144        1,022
  Federal funds sold                                                  16            58        39           92
                                                               ---------  ------------  --------  -----------
                                       TOTAL INTEREST INCOME       2,030         2,044     4,104        4,069
Interest Expense
  Deposits                                                           952         1,180     2,018        2,298
  Advances from FHLB                                                 223            73       431          138
  Notes payable                                                        2             4         4            8
                                                               ---------  ------------  --------  -----------
                                      TOTAL INTEREST EXPENSE       1,177         1,257     2,453        2,444
                                                               ---------  ------------  --------  -----------
                                         NET INTEREST INCOME         853           787     1,651        1,625
Provision for loan losses                                             35            18        45           36
                                                               ---------  ------------  --------  -----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         818           769     1,606        1,589
Noninterest Income
  Service charges and other fees                                      97            81       193          169
  Commission, net                                                      5            11        13           20
  Gain ( loss) on sale of investments                                  -             9         1            9
  Other                                                               13            19        29           35
                                                               ---------  ------------  --------  -----------
                                    TOTAL NONINTEREST INCOME         115           120       236          233
Noninterest Expense
  Employee compensation and benefits                                 344           351       715          699
  Occupancy costs                                                     74            53       153          104
  Advertising                                                          7            10        18           20
  Data processing                                                     54            32        99           58
  Federal insurance premiums                                           4             4         9            8
  Professional and consulting fees                                    36            55        53           89
  Amortization of intangible assets arising from acquisitions          -            19         -           38
  Other                                                              104           119       195          224
                                                               ---------  ------------  --------  -----------
                                  TOTAL NONINTEREST EXPENSE          623           643     1,242        1,240
                                                               ---------  ------------  --------  -----------
                                 INCOME BEFORE INCOME TAXES          310           246       600          582
Income taxes                                                         112            80       187          189
                                                               ---------  ------------  --------  -----------
                                                 NET INCOME    $     198  $        166  $    413  $       393
                                                               =========  ============  ========  ===========

Basic Earnings Per Share                                       $    0.28  $       0.23  $   0.58  $      0.55
                                                               =========  ============  ========  ===========
Diluted Earnings Per Share                                     $    0.28  $       0.23  $   0.58  $      0.54
                                                               =========  ============  ========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                             LEXINGTON  B  &  L  FINANCIAL  CORP.
                          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (Dollars  in  thousands)


                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                     2002        2001
                                                                                   ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (unaudited)
Net income                                                                         $    413   $      393
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                          95           44
  Amortization of premiums and discounts                                                190           (9)
  Amortization of deferred loan fees                                                     11            6
  Provision for salary continuation plan costs                                           23           41
  Amortization of cost in excess of net assets acquired                                   -           37
  Provision for loan losses                                                              45           36
  Originations of loans held for sale                                                (2,805)      (2,319)
  Proceeds from sale of loans held for sale                                           2,783        2,091
  Gain (loss) on available-for-sale securites                                            (1)          (7)
  ESOP shares released                                                                   65           60
  Amortization of MRDP                                                                   16           34
  Changes to other assets and liabilities increasing (decreasing) cash flows, net      (149)         (93)
                                                                                   ---------  -----------
                                    NET CASH FLOW PROVIDED BY OPERATING ACTIVIES        686          314
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale                      9,736        1,737
 Proceeds from maturities/sales of securities held-to-maturity                        1,079        8,337
 Purchase of securities available-for-sale                                          (25,499)      (6,646)
 Purchase of securities held-to-maturity                                                  -         (593)
 Purchase of loans                                                                   (7,925)           -
 Proceeds from redemption (purchase) of FHLB stock                                     (399)         (75)
 Net (increase) decrease in federal funds sold                                       (1,893)      (3,660)
 Loans originated, net of repayments                                                  7,207       (1,478)
 Purchase of premises and equipment                                                     (35)      (1,216)
                                                                                   ---------  -----------
                             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (17,729)      (3,594)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                   (850)       8,440
 Net increase (decrease) in advances from borrowers for property taxes/insurance       (131)         (92)
 Proceeds from FHLB advances                                                         10,000        3,500
 Repayments of FHLB advances                                                           (103)        (100)
 Payment of dividends                                                                  (115)        (118)
 Purchase of treasury stock                                                             (47)          (7)
                                                                                   ---------  -----------
                             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      8,754       11,623
                                                                                   ---------  -----------
                                                 NET INCREASE (DECREASE) IN CASH     (8,289)       8,343
Cash and due from banks, beginning of year                                           13,251        4,746
                                                                                   ---------  -----------
                                            CASH AND DUE FROM BANKS, END OF YEAR   $  4,962   $   13,089
                                                                                   =========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                           $  2,554   $    2,412
                                                                                   =========  ===========
  Cash paid for income taxes                                                       $    180   $      250
                                                                                   =========  ===========
  Noncash investing and financing-loans to facilitate sale of real estate          $      -   $        -
                                                                                   =========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                                                  LEXINGTON B& L FINANCIAL CORP
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                      (Dollars in thousands)


                                                                   Accumulated
                                           Additional                 Other        Unearned  Unearned                  Total
                                 Common     Paid-in    Retained    Comprehensive     ESOP      MRDP     Treasury    Stockholders
                                 Stock      Capital    Earnings       Income        Shares    Shares     Stock         Equity
                              ------------  --------  ----------  ---------------  --------  --------  ----------  --------------
BALANCE AT SEPTEMBER 30,      $         13  $ 12,293  $   9,491            ($160)    ($562)     ($77)    ($7,054)  $      13,944
2000

Net income                               -         -        609                -         -         -           -             609
Other Comprehensive income
 (loss), net of tax $159                 -         -          -              249         -         -           -             249
Repurchase of common stock               -         -          -                -         -         -        (192)           (192)
Release of ESOP shares                   -        23          -                -       102         -           -             125
Release of MRDP shares                   -         -          -                -         -        56           -              56
Dividends paid ($.30 per
 share)                                  -         -       (235)               -         -         -           -            (235)
                              ------------  --------  ----------  ---------------  --------  --------  ----------  --------------


Balance at September 30,                13    12,316      9,865               89      (460)      (21)    ($7,246)         14,556
2001

        (Unaudited)
Net income                               -         -        413                -         -         -           -             413
Other Comprehensive income
 (loss), net of tax benefit              -         -          -             (229)        -         -           -            (229)
 $138
Repurchase of common stock               -         -          -                -         -         -         (47)            (47)
Release of ESOP shares                   -        14          -                -        51         -           -              65
Release of MRDP shares                   -         -          -                -         -        16           -              16
Dividends paid ($.15 per
 share)                                  -         -       (115)               -         -         -           -            (115)
                              ------------  --------  ----------  ---------------  --------  --------  ----------  --------------

Balance at March 31, 2002     $         13  $ 12,330  $  10,163   $         (140)  $  (409)  $    (5)  $  (7,293)  $      14,659
                              ============  ========  ==========  ===============  ========  ========  ==========  ==============

Comprehensive Income                                                      Three Months Ended       Six Months Ended
                                                                              March 31,               March 31,
                                                                          2002         2001        2002        2001
                                                                       ----------  ------------  ---------  -----------
Net income                                                             $     198   $       166   $    413   $      393
Change in unrealized gains (losses) on securities available-for-sale        (146)           83       (367)         270
Less reclassification adjustment for gains included in net income              -            (5)         -            -
                                                                       ----------  ------------  ---------  -----------
Other comprehensive income before tax                                       (146)           78       (367)         270
Tax expense related to items of other comprehensive income                    55           (27)       138          (93)
                                                                       ----------  ------------  ---------  -----------
Comprehensive Income (Loss), net of tax                                      (91)           51       (229)         177
                                                                       ----------  ------------  ---------  -----------
Comprehensive income Loss)                                             $     107   $       217   $    184   $      570
                                                                       ==========  ============  =========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE  A--Basis  of  Presentation
--------------------------------

The consolidated interim financial statements as of March 31, 2002 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2002, interim financial statements. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of March 31, 2002, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2001 and for the year then ended included in the Registrant's 2001 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2001 Annual Report to Shareholders to which reference is made.

NOTE  B--Investment  Securities
-------------------------------

Investment securities consist of the following at March 31, 2002 and September 30, 2001 (in thousands):


                                       ---------  --------Book Value----------------------  Total Investment
                                                                                               Securities
                                       One Year   After One To   Over Five To     After      Book    Market
                                        or Less    Five Years      Ten Years    Ten Years    Value    Value
                                       ---------  -------------  -------------  ----------  -------  -------
March 31, 2002
--------------
Available-for-sale
  U.S Government and federal agencies  $   8,989  $      21,227  $       7,360  $    2,597  $40,173  $39,950
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies        300            500            251           -    1,051    1,083
  State and municipal obligations            617            462          1,474       1,385    3,938    3,936
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                   917            962          1,725       1,385    4,989    5,019
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $   9,906  $      22,189  $       9,085  $    3,982  $45,162  $44,969
                                       =========  =============  =============  ==========  =======  =======
September 30, 2001
------------------
Available-for-sale
  U.S Government and federal agencies  $   4,366  $      13,241  $       4,036  $    2,951  $24,594  $24,737
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies          -          1,499            252         109    1,860    1,913
  State and municipal obligations              5          1,094          1,476       1,638    4,213    4,281
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                     5          2,593          1,728       1,747    6,073    6,194
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $   4,371  $      15,834  $       5,764  $    4,698  $30,667  $30,931
                                       =========  =============  =============  ==========  =======  =======




The following schedule set forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated (in thousands)

                  March 31,   September 30,             March 31,   September 30,

                     2002          2001                    2002          2001
                  ----------  --------------            ----------  --------------
     GNMA         $    7,007  $        3,442
     Fannie Mae        9,219           9,484  Fixed     $    8,478  $        5,790
     Freddie Mac      10,710           4,199  Variable      18,458          11,335
                  ----------  --------------            ----------  --------------
         Total    $   26,936  $       17,125            $   26,936  $       17,125
                  ==========  ==============            ==========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE  C-Loans

The following table summarizes the composition of the loan portfolio as of the March 31, 2002 and September 30, 2001
(in  thousands):

                                      March 31,    September 30,
                                        2002           2001
                                     -----------  ---------------
     Mortgage                        $   54,620   $       53,481
     Commercial                           6,723            6,340
     Agriculture                          4,909            4,832
     Consumer                             7,512            8,454
                                     -----------  ---------------
                                         73,764           73,107
     Add deferred loan fees                 124              117
                                     -----------  ---------------
                Total loans              73,888           73,224
     Less allowance for loan losses        (721)            (720)
                                     -----------  ---------------
                Net loans            $   73,167   $       72,504
                                     ===========  ===============

Note: Amounts for September 30, 2001 have been reclassified to conform with March 31, 2002 presentation.

The following table sets forth at March 31, 2002 and September 30, 2001 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands):

                                      March 31,   September 30,
                                         2002          2001
                                      ----------  --------------
     Within one year                  $   11,311  $       11,979
     After one year through 3 years       10,641          11,197
     After 3 years though 5 years          9,951           7,092
     After 5 years through 10 years        8,884           9,570
     After 10 years through 15 years      10,650          10,528
     After 15 years                       22,327          22,741
                                      ----------  --------------
                                      $   73,764  $       73,107
                                      ==========  ==============

                                       March 31,   September 30,
                                        2002          2001
                                      ----------  --------------
     Fixed                            $   31,740  $       29,720
     Variable                             42,024          43,387
                                      ----------  --------------
                                      $   73,764  $       73,107
                                      ==========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE  D-Allowance  for  Loans  Losses

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                      Three Months Ended       Six Month Ended
                                           March 31,               March 31,
                                      2002         2001        2002        2001
                                   -----------  -----------  ---------  ----------
Balance, beginning of period       $      723   $      662   $    720   $     648
  Provision for loan losses                35           18         45          36
  Recoveries on loans charged-off           -            2          -           4
  Charge-offs                             (37)         (27)       (44)        (33)
                                   -----------  -----------  ---------  ----------

Balance, end of period             $      721   $      655   $    721   $     655
                                   ===========  ===========  =========  ==========

At March 31, 2002, non-performing assets were $1,207,000, which was 1.65% of net loans and .89% of total assets, compared to $805,000 or 1.11% of net loans and ..64% of total assets at September 30, 2001. Non-performing assets at March 31, 2002, consisted of $996,000 in loans not accruing interest and $211,000 in loans past due 90 days or more and still accruing interest.

NOTE  E--Deposits

The following table summarizes the composition of deposits as of March 31, 2002 and September 30, 2001 (in thousands):

                              March 31.   September 30,
                                 2002          2001
                                 ----          ----
     Noninterest-bearing      $    9,194  $        9,129
     NOW                          10,954           8,462
     Money Market                  8,995          10,973
     Savings                       8,876           6,141
     Certificates of deposit      61,260          65,424
                              ----------  --------------
        Total deposits        $   99,279  $      100,129
                              ==========  ==============

Contractual maturities of certificates of deposit at March 31, 2002 and September 30, 2001 are as follows (in thousands):

                                      March 31,   September 30,
                                        2002          2001
                                     ----------  --------------
     Within one year                 $   39,827  $       41,636
     After one through two years         14,797          14,579
     After two through three years        3,622           5,593
     After three through four years       1,321           1,772
     After four through five years          935             609
     After five years                       758           1,235
                                     ----------  --------------
                                     $   61,260  $       65,424
                                     ==========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE  F  -  Advances  from  FHLB  of  Des  Moines
-------------------------------------------------

The following advance activity with the FHLB of Des Moines has occurred since September 30, 2001 (in thousands):

                                                Amount
                                               --------
     Balance at September 30, 2001             $10,337
     New Advances
     2.61% fixed rate, due October 17, 2002      3,500
     3.18% fixed rate, due October 22, 2003      2,500
     3.80% fixed rate, due October 22, 2004      2,000
     4.20% fixed rate, due October 24, 2005      2,000
                                               --------
       Total new advances                       10,000
     Repayments                                   (103)
                                               --------
     Balance at March 31, 2002                 $20,234
                                               ========

Scheduled  maturities  of  FHLB  advances  are  as  follows  (in  thousands):

                                            March 31,
                                              2002
                                           ----------
     Within one year                       $    3,642
     After one year through two years           4,649
     After two years through three years        2,157
     After three years through four years       4,666
     After four years through five years          175
     After Five years                           4,945
                                           ----------
                                           $   20,234
                                           ==========

NOTE  G--Earnings  Per  Share
-----------------------------

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

                                                Three Months Ended     Six Months Ended
                                                     March 31             March 31,
                                                 2002        2001      2002       2001
                                              ----------  ----------  -------  -----------
Basic earnings per share:
  Income available to common stockholders     $      198  $      166  $   413  $       393
                                              ==========  ==========  =======  ===========
Weighted average shares
  Average common shares outstanding                  712         711      712          710
  Options and MRDP plans                               8          21        8           20
                                              ----------  ----------  -------  -----------
      Weighted average diluted common shares  $      720  $      732  $   720  $       730
                                              ==========  ==========  =======  ===========

  Basic earnings per share                    $     0.28  $     0.23  $  0.58  $      0.55
                                              ==========  ==========  =======  ===========

  Dilutive earnings per share                 $     0.28  $     0.23  $  0.58  $      0.54
                                              ==========  ==========  =======  ===========

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE  H--Stock  Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of March 31, 2002.

NOTE  I--Management  Recognition  and  Development  Plan
--------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At March 31, 2002, 40,483 shares were vested. The Company recognized $7,738 and $15,476 as MRDP compensation expense for the three and six months ended March 31, 2002 and $17,410 and $34,821, respectively, for the three and six months ended March 31, 2001. The amortization method used attributes a higher percentage of compensation cost to earlier years than to the later years of the service period.

NOTE  J--Employee  Stock  Ownership  Plan
-----------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $33,381 and $65,306 for the three and six months ended March 31, 2002, respectively, compared to $31,250 and $60,263 for the same periods ended March 31, 2001.

A summary of ESOP shares at March 31, 2002 is as follows:

Shares  Allocated                         55,196
Shares  released  for  allocation          5,112
Unreleased  shares                        40,892
                                       ---------
              Total                      101,200
                                       ---------

Fair  value  of  unreleased  shares    $ 532,005
                                       =========

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and six month periods ended March 31, 2002 and 2001 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.

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

                                   Three Months Ended        Six Months Ended
                                         March 31,              March 31,
                                    2002         2001        2002        2001
                                ------------  -----------  --------  -----------
PER SHARE DATA
 Basic earnings per share        $     0.28   $     0.23   $  0.58   $      0.55
 Diluted earnings per share      $     0.28   $     0.23   $  0.58   $      0.54
 Cash dividends                  $        -   $        -   $  0.15   $      0.15

SELECTED RATIOS
 Return on average assets              0.58%        0.59%     0.60%         0.71%
 Return on stockholders' equity        5.50%        4.70%     5.67%         5.56%
 Efficiency ratio                     64.36%       68.80%    65.82%        64.75%

                                               ----------At----------------
                                                March 31,    September 30,
                                                  2002           2001
                                               -----------  ---------------
Book value (tangible)                          $    18.12   $        17.90
Market price (closing price at end of period   $    13.01   $        12.25
Selected Ratios:
 Loans to deposits                                  73.70%           72.41%
 Allowance for loan losses to loans                  0.98%            0.98%
 Equity to total assets                             10.84%           11.52%


SUMMARY

Consolidated net income for the three and six month periods ended March 31, 2002 was $198,000 and $413,000, or increases of $32,000 or 19.3% and $20,000 or 5.1%, respectively, over the same periods last year. Diluted earnings per share of 28 cents increased 5 cents per share for the three months ended March 31, 2002, compared to the same period a year ago. Diluted earnings per share of 58 cents per share for the six months ended March 31, 2002, increased 4 cents from the 54 cents per share earned for the comparable six-month period ended March 31, 2001. The increase in net income for the three and six months ended March 31, 2002 compared to the same periods a year ago can be attributed to an increase in net interest income.

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

                                        Three Months Ended                    Six Months Ended
                                        ------------------                    ----------------
                                       March 31, 2002 vs 2001               March 31, 2002 vs 2001
                                       ----------------------               ----------------------
                                         Change Due To                        Change Due To
                                         -------------                        -------------
                                    Average      Average                  Average      Average
                                    Volume       Rate         Total       Volume       Rate     Total
                                   ------------  ----------  -----------  -----------  -------  ------
Interest income:
 Loans                             $       166   $    (195)  $      (29)  $      325   $ (359)  $ (34)
 Investment securities & interest
  bearing deposits                         203        (146)  $       57          417     (295)    122
 Federal funds sold                         (3)        (39)         (42)          27      (80)    (53)
                                   ------------  ----------  -----------  -----------  -------  ------
       Total interest income               366        (380)         (14)         769     (734)     35
Interest expense:
 Deposits                                  106        (334)        (228)         206     (486)   (280)
 Advances from FHLB                        139          11          150          264       29     293
 Notes payable                              (1)         (1)          (2)          (3)      (1)     (4)
                                   ------------  ----------  -----------  -----------  -------  ------
       Total interest expense              244        (324)         (80)         467     (458)      9
                                   ------------  ----------  -----------  -----------  -------  ------
Net interest income                $       122   $     (56)  $       66   $      302   $ (276)  $  26
                                   ============  ==========  ===========  ===========  =======  ======

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Net interest income for the three and six-month periods ended March 31, 2002 increased $66,000 and $26,000, respectively, over the comparable periods last year. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                       Three Months Ended               Three Months Ended
                                           March 31, 2002                   March 31, 2001
                                       ------------------               ------------------
                                                 Interest                         Interest
                                       Average    Income/     Yield/    Average    Income/    Yield/
                                       Balance    Expense      Rate     Balance    Expense     Rate
                                       --------  ---------  ----------  --------  ---------  ---------
Interest Earning Assets
 Loans                                 $ 74,325  $   1,445       7.88%  $ 66,362  $   1,474      9.01%
 Investment securities & interest
  Bearing deposits                       51,920        569       4.44%    35,223        512      5.90%
 Federal funds sold                       4,150         16       1.56%     4,349         58      5.41%
                                       --------  ---------              --------  ---------
  Total Earning Assets/Average Yield    130,395      2,030       6.31%   105,934      2,044      7.83%
Interest Bearing Liabilities
 Deposits                                90,859        952       4.25%    85,858      1,180      5.57%
 Advances from FHLB                      20,286        223       4.46%     7,555         73      3.92%
 Notes payable                               83          2       9.77%       178          4      9.11%
                                       --------  ---------              --------  ---------
  Total Interest Bearing Liabilities/
    Average Yield                       111,228      1,177       4.29%    93,591      1,257      5.45%
                                                 ---------                        ---------
Net Interest Income                              $     853                        $     787
                                                 =========                        =========
Net interest Spread                                              2.02%                           2.38%
Net Interest Margin                                              2.65%                           3.01%


                                       Six Months Ended               Six Months Ended
                                            March 31, 2002                 March 31, 2001
                                       -------------------            -------------------
                                                  Interest                       Interest
                                       Average    Income/    Yield/   Average     Income/    Yield/
                                       Balance    Expense     Rate    Balance     Expense     Rate
                                       --------  ----------  -------  --------  -----------  -------
Interest Earning Assets
 Loans                                 $ 73,520  $    2,921    7.97%  $ 66,448  $     2,955    8.92%
 Investment securities & interest
  bearing deposits                       50,624       1,144    4.53%    33,999        1,022    6.03%
 Federal funds sold                       4,285          39    1.83%     3,080           92    5.99%
                                       --------  ----------           --------  -----------
  Total Earning Assets/Average Yield    128,429       4,104    6.41%   103,527        4,069    7.88%
Interest Bearing Liabilities
 Deposits                                90,813       2,018    4.46%    82,857        2,298    5.56%
 Advances from FHLB                      19,123         431    4.52%     7,233          138    3.83%
 Notes payable                               83           4    9.67%       178            8    9.01%
                                       --------  ----------           --------  -----------
  Total Interest Bearing Liabilities/
    Average Yield                       110,019       2,453    4.47%    90,268        2,444    5.43%
                                                 ----------                     -----------
Net Interest Income                              $    1,651                     $     1,625
                                                 ==========                     ===========
Net interest Spread                                            1.94%                           2.45%
Net Interest Margin                                            2.58%                           3.15%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)

The increase in net interest income can primarily be attributed to an increase in the volume of earning assets, which offset a narrowing of the net interest spread and interest margin. For the three and six-month periods ended March 31, 2002, the volume of average earning assets increased $24,461,000 and $24,902,000, respectively, over the comparable periods last year. For the three and six-month periods ended March 31, 2002, the net interest spread declined 36 and 51 basis points, respectively, compared to the same periods a year ago. During the same periods this year, the interest margin declined 36 and 57 basis points from the comparable periods last year. The decrease in the net interest spread and margin can be attributed to a lower yield on earning assets resulting from the portfolio of adjustable-rate mortgage loans and to a lower yield on investments and overnight funds. The lower cost of funds for the three and six-month periods ended March 31, 2002, which decreased 116 and 96 basis points, respectively, from the comparable period a year ago, is the result of the lower rates of interest paid on interest-bearing deposits.


RISK  ELEMENTS  OF  LOAN  PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):


                                                                  March 31,   September 30,
                                                                    2002          2001
                                                                 ----------  --------------
     Non-accrual loans
      Residential real estate                                    $      388  $          319
      Commercial real estate                                             80              89
      Commercial loans                                                   90             114
      Agriculture loans                                                 174              52
      Consumer loans                                                    264             117
                                                                 ----------  --------------
         Total loans on non-accrual status                              996             691

     Loans past due 90 days or more and still accruing interest
      Residential real estate                                           101               -
      Agriculture loans                                                 110               -
      Consumer loans                                                      -             114
                                                                 ----------  --------------
        Total loans over 90 days past due and still accruing            211             114
     Foreclosed real estate and other repossessed assets                  -               -
                                                                 ----------  --------------

                     Total non-performing assets                 $    1,207  $          805
                                                                 ==========  ==============

Non-performing assets at March 31, 2002 were .89% of total assets, compared to ..64% of total assets at September 30, 2001.

Classified assets at March 31, 2002 were 1.36% of net loans and .73% of total assets, compared to 1.62% of net loans and .93% of total assets at September 30, 2001. The following table sets forth the Company's classified assets for the periods indicated, (in thousands):


                                                                  March 31,   September 30,
                                                                    2002          2001
                                                                 ----------  --------------
     Watch / special mention                                     $      487  $          373
     Substandard                                                        441             805
     Doubtful                                                            65               -
                                                                 ----------  --------------
                                                                 $      993  $        1,178
                                                                 ==========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

PROVISION  FOR  LOAN  LOSSES/ALLOWANCE  FOR  LOAN  LOSSES

     The Company performs periodic and systematic detailed reviews of its loan portfolio to identify inherent risks and collectibility of the loan portfolio, and to assess the overall adequacy of the allowance for loan losses. The allowance for loan losses on certain homogeneous loan portfolios, which generally consist of residential mortgages and consumer loans, is based on segment evaluations generally by loan type. Anticipated losses for these segments which consider a variety of factors including, but not limited to, projected defaults or foreclosures/repossessions based on portfolio trends, and delinquencies. The remaining loan portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical experience, current economic conditions and performance trends within specific portfolio segments, and other pertinent information (including individual valuations on non-performing loans in accordance with Statement of Financial Accounting
Standards No. 114), result in the estimation of specific allowances for loan losses. Portions of the allowance for loan losses are assigned to cover the estimated probable credit losses in each loan category based on the results of the detail review process described above. The remaining or unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and economic conditions. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimated of incurred loans losses.

     The provision for loan losses for the three and six-month periods ended March 31, 2002, was $35,000 and $45,000, respectively, compared to $18,000 and $36,000 provision for the comparable periods ended March 31, 2001. Loan charge-offs totaled $37,000 and $44,000, for three and six-month periods ended March 31, 2002 compared to $27,000 and $33,000, respectively, for the same periods last year. The allowance for loan losses at March 31, 2002 was $721,000 or .98% of outstanding loans compared to $720,000 or .98% at September 30, 2001. The higher provision for loan losses can be attributed to the increase in loan charge-offs and the methodologies in determining the adequacy of the allowance for loan losses.

NON-INTEREST  INCOME

   Non-interest income for the three-month period ended March 31, 2002 of $115,000 decreased $5,000 from the three-month period ended March 31, 2001. For the six-month period ended March 31, 2002, non-interest income increased $3,000.The decrease in non-interest income for the three months can be attributed to $9,000 decline in gains on calls on investment securities. The increase for the six-month period ended March 31, 2002 resulted primarily from increases in service charges and other fee income.

NON-INTEREST  EXPENSE
     Non-interest expense of $623,000 for the three months ended March 31, 2002, decreased $20,000 from the comparable period a year ago. Accounting for the majority of the decrease can be attributed to a decrease in the amortization of intangible assets as a result of changes in accounting for goodwill as required by FASB 142, which was adopted effective October 1, 2001. For the six-month period ended March 31, 2002 non-interest expense increased $2,000 from higher salary and benefit expenses, occupancy cost and data processing expenses.
Salary and benefit expense increased $16,000 primarily to an increase in retirement plan expense. Occupancy costs increase $49,000 from expenses associated with the occupancy of a new banking facility. Data processing expense increased $41,000 from a shift in processing from in-house to a service center. Offsetting these increases were lower professional and consulting fees of $36,000 and a $38,000 decrease in the amortization of intangible assets.

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 64.4% and 65.8% for the three and six-month period ended March 31, 2002, compared to 68.8% and 64.8%, respectively, for the same periods a year ago.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

                        LIQUIDITY AND CAPITAL RESOURCES
                       ----------------------------------

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

    At March 31, 2002, total stockholders' equity of $14,659,000 represented 10.8% of total assets compared to $14,556,000 or 11.5% of total assets at September 30, 2001. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

    The Office of Thrift Supervision currently requires a thrift institution to maintain liquid assets (cash and eligible investments) sufficient to meet expected and projected deposit fluctuations, loan demand and debt service requirements. B & L Bank consistently maintains excess liquidity level as determined by the "Liquidity Risk Ratio". This ratio considers upcoming liquidity needs and the sources of available liquid assets over the next twelve months. Projected liquidity needs over the next twelve months at March 31, 2002 were $43 million, which includes maturing certificates of deposits and repayment of FHLB advances. Liquid assets had a fair value of $61 million at March 31, 2002, which included the Company's subsidiary B & L Bank additional borrowing capacity through secured advances from the FHLB. At March 31, 2002, the Liquidity Risk Ratio reflects liquid assets to exceed upcoming liquidity needs over the next twelve months by $18 million or 29.1% compared to 34.1% at December 31, 2001.

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at March 31, 2002.


                                                               Minimum
                                               B & L Bank     Required
                                                Ratios at      Capital
                                             March 31, 2002    Ratios
                                             ---------------  ---------
     Risk-based capital                                18.7%       8.0%
     Tier 1 capital to risk-weighted assets            17.9%       4.0%
     Tangible capital                                   9.8%       1.5%

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

Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

The Annual Meeting of Stockholder's of the Company ("Meeting") was held on January 22, 2002. The results of the vote on the matters presented at the Meeting is as follows:

1.   The  following  individual  were  elected  as  directors:
                                      Vote  For        Vote  Withheld
                                      ---------        --------------
       For  a  two-year  term
         William  J.  Huhmann          598,244         65,040

       For  a  three-year  term
        Erwin  Oetting,  Jr.           600,344         62,940
        Steve  Oliaro                  600,344         62,940

    Terms of Directors Norman Vialle, Charles R. Wilsoxon, and E. Steva Vialle continued on after the meeting.

2. The firm of Moore, Horton & Carlson P.C. was ratified as auditors for the fiscal year ending September 30, 2002.
                               Vote  For      Vote  Withheld       Against
                               ---------      --------------       -------
   Ratification  of  Auditors    661,744               100           1,440

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Lexington B & L Financial Corp.


         Date:  May  6,  2002    By: /s/ E.Steva Vialle
                -------------       -------------------
                                   Chief  Executive  Officer
                                   and  Director  (Principal  Executive
                                   Officer)



         Date   May 6, 2002      By:  /s/ William J.Huhmann
                -----------            -----------------------
                                    President  and  Chief
                                    Financial  Officer,
                                    And Director  (Principal
                                    Financial  and  Accounting  Officer)