Form 10QSB
period 2002-06-30
LEXINGTON B & L FINANCIAL CORP
filed 2002-08-07
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2002
                                -------------


                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------

Commission File Number      0-28120
                      ----------------

                        Lexington B & L Financial Corp.
                        -------------------------------

              Missouri                                  43-1739555
          -----------------                          -----------------
(State or other jurisdiction of I.R.S.                (I.R.S. Employer
Employer Incorporation or organization)              Identification No.)

  205  S.  13th  Street,  Lexington,  Mo                    64067
----------------------------------------                ------------
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

               Yes  X    No
                  -----


As of July 17, 2002 there were 756,952 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional  Small  Business  Disclosure  Format

               Yes        No   X
                   -----     -----

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                  June 30, 2002


INDEX                                                                      PAGE

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                      3

         CONSOLIDATED STATEMENTS OF INCOME                                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               12-18
         CONDITION AND RESULTS OF OPERATIONS

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                  19

ITEM 2 - CHANGES IN SECURITIES                                              19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    19

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                  19

ITEM 5 - OTHER INFORMATION                                                  19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   19

SIGNATURES                                                                  20

                                LEXINGTON B & L FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (Dollars in thousands)


                                                                              June 30,     September 30,
                                                                                2002           2001
                                                                            ------------  ---------------
ASSETS                                                                       (Unaudited)
Cash and due from banks                                                     $     1,400   $        1,738
Interest-bearing deposits                                                         5,261           11,513
Investment securities
  Available-for-sale, at fair value                                              37,484           24,738
  Held-to-maturity (fair value of $5,076 and $6,194, respectively,)               4,981            6,073
Federal funds sold                                                                2,607            1,919
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                            1,017              618
Loans held for sale                                                                 318              198
Loans receivable, less allowance for loan losses of $721 at
  June 30, 2002 and $720 at September 30, 2001                                   72,185           72,504
Accrued interest receivable                                                       1,112            1,132
Premises and equipment                                                            3,531            3,852
Cost in excess of net assets acquired                                               789              789
Other assets                                                                      1,578            1,315
                                                                            ------------  ---------------
                                                              TOTAL ASSETS  $   132,263   $      126,389
                                                                            ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $    95,828   $      100,129
  Advances from borrowers for taxes and insurance                                   111              201
  Advances from FHLB                                                             20,199           10,337
  Notes payable                                                                      83               83
  Dividend payable                                                                  115                -
  Other liabilities                                                                 923            1,083
                                                                            ------------  ---------------
                                                         TOTAL LIABILITIES      117,259          111,833

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued             -                -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued                                                          13               13
  Additional paid-in-capital                                                     12,342           12,316
  Retained earnings - substantially restricted                                   10,283            9,865
  Accumulated other comprehensive income                                             42               89
  Unearned ESOP shares                                                             (383)            (460)
  Unearned MRDP shares                                                                -              (21)
  Treasury stock at cost (499,548 and 495,758 shares, respectively)              (7,293)          (7,246)
                                                                            ------------  ---------------
                                                TOTAL STOCKHOLDERS' EQUITY       15,004           14,556
                                                                            ------------  ---------------
                                TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $   132,263   $      126,389
                                                                            ============  ===============

See accompanying notes to consolidated financial statements.

                               LEXINGTON B & L FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF INCOME
                      (Dollars in thousands, except per share amounts)


                                                                 Three Months Ended       Nine Months Ended
                                                                       June 30,                 June 30,
                                                                  2002         2001        2002        2001
                                                               -----------  ----------  ----------  ----------
                                                                      (Unaudited)             (Unaudited)

Interest Income
  Mortgage loans                                               $     1,028  $   1,129   $    3,263  $    3,352
  Other loans                                                          377        369        1,063       1,101
  Investment securities and interest-bearing deposits                  541        507        1,685       1,529
  Federal funds sold                                                    13         61           52         153
                                                               -----------  ----------  ----------  ----------
                                        TOTAL INTEREST INCOME        1,959      2,066        6,063       6,135

Interest Expense
  Deposits                                                             846      1,204        2,864       3,502
  Advances from FHLB                                                   224        143          655         281
  Notes payable                                                          2          5            6          13
                                                               -----------  ----------  ----------  ----------
                                       TOTAL INTEREST EXPENSE        1,072      1,352        3,525       3,796
                                                               -----------  ----------  ----------  ----------
                                          NET INTEREST INCOME          887        714        2,538       2,339
Provision for loan losses                                               43         67           88         103
                                                               -----------  ----------  ----------  ----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          844        647        2,450       2,236
Noninterest Income
  Service charges and other fees                                       105         99          298         268
  Commission, net                                                        4          9           17          29
  Income  from foreclosed assets                                         -          5            -           5
  Gain  on sale of investments                                           -         17            1          26
  Other                                                                 14         80           42         115
                                                               -----------  ----------  ----------  ----------
                                     TOTAL NONINTEREST INCOME          123        210          358         443
Noninterest Expense
  Employee compensation and benefits                                   357        382        1,072       1,081
  Occupancy costs                                                       82         80          234         184
  Advertising                                                            7         15           24          35
  Data processing                                                       61         55          160         113
  Federal insurance premiums                                             5          4           13          12
  Professional and consulting fees                                      25         34           79         123
  Amortization of intangible assets arising from acquisitions            -         18            -          56
  Other                                                                 95        325          291         549
                                                               -----------  ----------  ----------  ----------
                                    TOTAL NONINTEREST EXPENSE          632        913        1,873       2,153
                                                               -----------  ----------  ----------  ----------
                                   INCOME BEFORE INCOME TAXES          335        (56)         935         526
Income taxes                                                           100       (122)         287          67
                                                               -----------  ----------  ----------  ----------
                                                   NET INCOME  $       235  $      66   $      648  $      459
                                                               ===========  ==========  ==========  ==========

Basic Earnings Per Share                                       $      0.33  $    0.09   $     0.91  $     0.64
                                                               ===========  ==========  ==========  ==========
Diluted Earnings Per Share                                     $      0.32  $    0.09   $     0.90  $     0.63
                                                               ===========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                                LEXINGTON B & L FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)


                                                                                      Nine  Months Ended
                                                                                           June 30,
                                                                                      2002         2001
                                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      (unaudited)
Net income                                                                         $      648   $      459
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                           147           94
  Amortization of premiums and discounts                                                  289            2
  Amortization of deferred loan fees                                                       16            8
  Provision for salary continuation plan costs                                             35           53
  (Gain) loss on sale of foreclosed real estate                                             -           (5)
  Amortization of cost in excess of net assets acquired                                     -           55
  Provision for loan losses                                                                88          103
  Originations of loans held for sale                                                  (4,204)      (2,673)
  Proceeds from sale of loans held for sale                                             4,084        2,874
Gain (loss) on available-for-sale securities                                                -          (26)
  ESOP shares released                                                                    103           92
  Amortization of MRDP                                                                     21           49
  Contribution of building                                                                  -          211
  Gain on sale of parking lot                                                               -          (62)
  Changes to other assets and liabilities increasing (decreasing) cash flows, net        (198)          70
                                                                                   -----------  -----------
                                     NET CASH FLOW PROVIDED BY OPERATING ACTIVIES       1,029        1,304
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities/sales of securities available-for-sale                        14,721        6,023
Proceeds from maturities/sales of securities held-to-maturity                           1,085       15,401
Purchase of securities available-for-sale                                             (27,824)     (15,105)
Purchase of securities held-to-maturity                                                     -         (990)
Purchase of loans                                                                     (11,433)           -
Purchase of FHLB stock                                                                   (399)         (75)
Net (increase) decrease in federal funds sold                                            (688)      (3,849)
Loans originated, net of repayments                                                    11,649       (3,086)
Proceeds on sale of premises                                                                -          130
Purchase of premises and equipment                                                        (39)      (1,424)
                                                                                   -----------  -----------
                              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (12,928)      (2,975)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                   (4,301)       8,544
 Net increase (decrease) in advances from borrowers for property taxes/insurance          (90)         (33)
 Proceeds from FHLB advances                                                           10,000        3,500
 Repayments of FHLB advances                                                             (138)        (133)
 Payment of dividends                                                                    (115)        (117)
 Purchase of treasury stock                                                               (47)          (7)
                                                                                   -----------  -----------
                              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       5,309       11,754
                                                                                   -----------  -----------
                                                  NET INCREASE (DECREASE) IN CASH      (6,590)      10,083
Cash and due from banks, beginning of year                                             13,251        4,746
                                                                                   -----------  -----------
                                             CASH AND DUE FROM BANKS, END OF YEAR  $    6,661   $   14,829
                                                                                   ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                           $    3,630   $    3,727
                                                                                   ===========  ===========
  Cash paid for income taxes                                                       $      271   $      320
                                                                                   ===========  ===========
  Noncash investing and financing-loans to facilitate sale of real estate          $        -   $       37
                                                                                   ===========  ===========

See accompanying notes to consolidated financial statements.

                                                  LEXINGTON B& L FINANCIAL CORP
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                      (Dollars in thousands)

                                                                   Accumulated
                                         Additional                   Other       Unearned  Unearned                  Total
                                  Common   Paid-in    Retained    Comprehensive     ESOP      MRDP     Treasury    Stockholders'
                                   Stock   Capital    Earnings       Income        Shares    Shares     Stock         Equity
                                  -------  --------  ----------  ---------------  --------  --------  ----------  ---------------
Balance at September 30, 2000       $13    $12,293     $9,491         ($160)        ($562)    ($77)     ($7,054)       $13,944

Net income                              -         -        609                -         -         -           -              609
Other Comprehensive income
  (loss), net of tax $159               -         -          -              249         -         -           -              249
Repurchase of common stock              -         -          -                -         -         -        (192)            (192)
Release of ESOP shares                  -        23          -                -       102         -           -              125
Release of MRDP shares                  -         -          -                -         -        56           -               56
Dividends paid ($.30 per share)         -         -       (235)               -         -         -           -             (235)
                                  -------  --------  ----------  ---------------  --------  --------  ----------  ---------------

Balance at September 30, 2001          13    12,316      9,865               89      (460)      (21)    ($7,246)          14,556

          (Unaudited)
Net income                              -         -        648                -         -         -           -              648
Other Comprehensive income
  (loss), net of tax benefit $29        -         -          -              (47)        -         -           -              (47)
Repurchase of common stock              -         -          -                -         -         -         (47)             (47)
Release of ESOP shares                  -        26          -                -        77         -           -              103
Release of MRDP shares                  -         -          -                -         -        21           -               21
Dividends paid ($.30 per share)         -         -       (230)               -         -         -           -             (230)
                                  -------  --------  ----------  ---------------  --------  --------  ----------  ---------------

Balance at March 31, 2002         $    13  $ 12,342  $  10,283   $           42   $  (383)  $     -   $  (7,293)  $       15,004
                                  =======  ========  ==========  ===============  ========  ========  ==========  ===============

Comprehensive Income                                                            Three Months Ended        Nine Months Ended
                                                                                      June 30,                 June 30,
                                                                                 2002         2001        2002         2001
                                                                             ------------  ----------  -----------  ----------
Net income                                                                   $       235   $      67   $      648   $     459
Change in unrealized gains (losses) on securities available-for-sale                  68         (95)         (76)        222
Less reclassification adjustment for gains (losses)  included in net income            -          21            -         (26)
                                                                             ------------  ----------  -----------  ----------
Other comprehensive income  (loss) before tax                                         68         (74)         (76)        196
Tax expense related to items of other comprehensive income                           (25)         26           29         (67)
                                                                             ------------  ----------  -----------  ----------
Comprehensive Income (Loss), net of tax                                               43         (48)         (47)        129
                                                                             ------------  ----------  -----------  ----------
Comprehensive income                                                         $       278   $      19   $      601   $     588
                                                                             ============  ==========  ===========  ==========

See accompanying notes to consolidated financial statements.

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A--Basis  of  Presentation
-------------------------------

The consolidated interim financial statements as of June 30, 2002 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2002, interim financial statements. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of June 30, 2002, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2001 and for the year then ended included in the Registrant's 2001 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2001 Annual Report to Shareholders to which reference is made.

NOTE B--Investment  Securities
------------------------------

Investment securities consist of the following at June 30, 2002 and September 30, 2001 (in thousands):

                                       -----------------Book Value------------------        Total Investment
                                                                                               Securities
                                       One Year   After One To   Over Five To     After      Book    Market
                                        or Less    Five Years      Ten Years    Ten Years    Value    Value
                                       ---------  -------------  -------------  ----------  -------  -------
June 30, 2002
-------------
Available-for-sale
  U.S Government and federal agencies  $   8,069  $      18,539  $       8,492  $    2,315  $37,415  $37,484
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies        400            400            250           -    1,050    1,090
  State and municipal obligations            612            462          1,473       1,384    3,931    3,986
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                 1,012            862          1,723       1,384    4,981    5,076
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $   9,081  $      19,401  $      10,215  $    3,699  $42,396  $42,560
                                       =========  =============  =============  ==========  =======  =======
September 30, 2001
------------------
Available-for-sale
  U.S Government and federal agencies  $   4,366  $      13,241  $       4,036  $    2,951  $24,594  $24,738
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies          -          1,499            252         109    1,860    1,913
  State and municipal obligations              5          1,094          1,476       1,638    4,213    4,281
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                     5          2,593          1,728       1,747    6,073    6,194
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $   4,371  $      15,834  $       5,764  $    4,698  $30,667  $30,932
                                       =========  =============  =============  ==========  =======  =======

The following schedule set forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated (in thousands)

                        June 30,   September 30,             June 30,   September 30,
                          2002          2001                   2002          2001
                        ---------  --------------            ---------  --------------
GNMA                    $   6,628  $        3,442
Fannie Mae                  8,255           9,484     Fixed  $   7,991  $        5,790
Freddie Mac                 9,948           4,199  Variable     16,840          11,335
                        ---------  --------------            ---------  --------------
    Total               $  24,831  $       17,125            $  24,831  $       17,125
                        =========  ==============            =========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE C-Loans

The following table summarizes the composition of the loan portfolio as of the June 30, 2002 and September 30, 2001 (in thousands):

                                 June 30,    September 30,
                                   2002          2001
                                ----------  ---------------
Mortgage                        $  52,558   $       53,481
Commercial                          6,740            6,340
Agriculture                         5,519            4,832
Consumer                            7,966            8,454
                                ----------  ---------------
                                   72,783           73,107
Add deferred loan fees                123              117
                                ----------  ---------------
           Total loans             72,906           73,224
Less allowance for loan losses       (721)            (720)
                                ----------  ---------------
           Net loans            $  72,185   $       72,504
                                ==========  ===============

Note: Amounts for September 30, 2001 have been reclassified to conform with June 30, 2002 presentation.

The following table sets forth at June 30, 2002 and September 30, 2001 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands):

                                      June 30,   September 30,
                                        2002          2001
                                      ---------  --------------
     Within one year                  $  11,052  $       11,979
     After one year through 3 years      10,641          11,197
     After 3 years though 5 years        10,671           7,092
     After 5 years through 10 years       9,081           9,570
     After 10 years through 15 years     10,735          10,528
     After 15 years                      20,603          22,741
                                      ---------  --------------
                                      $  72,783  $       73,107
                                      =========  ==============

The following table sets forth the dollar amount of loans at June 30, 2002 and September 30, 2001, which have fixed interest rates and having floating or adjustable interest rates (in thousands):

                         June 30,   September 30,
                           2002          2001
                         ---------  --------------
     Fixed               $  32,101  $       29,720
     Variable               40,682          43,387
                         ---------  --------------
                         $  72,783  $       73,107
                         =========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE D-Allowance  for  Loans  Losses

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                    Three Months Ended         Nine Months Ended
                                           June 30,                 June 30,
                                      2002         2001         2002         2001
                                   -----------  -----------  -----------  ----------
Balance, beginning of period       $      721   $      655   $      720   $     648
  Provision for loan losses                43           67           88         103
  Recoveries on loans charged-off           1           12            1          17
  Charge-offs                             (44)         (44)         (88)        (78)
                                   -----------  -----------  -----------  ----------

Balance, end of period             $      721   $      690   $      721   $     690
                                   ===========  ===========  ===========  ==========

At June 30, 2002, non-performing assets were $946,000, which was 1.31% of net loans and .72% of total assets, compared to $805,000 or 1.11% of net loans and ..64% of total assets at September 30, 2001. Non-performing assets at June 30, 2002, consisted of $568,000 in loans not accruing interest and $378,000 in loans past due 90 days or more and still accruing interest.

NOTE E--Deposits

The following table summarizes the composition of deposits as of June 30, 2002 and September 30, 2001 (in thousands):

                              June 30,   September 30,
                                2002          2001
                              ---------  --------------
     Noninterest-bearing      $   9,357  $        9,129
     NOW                          9,124           8,462
     Money Market                 8,091          10,973
     Savings                     10,228           6,141
     Certificates of deposit     59,028          65,424
                              ---------  --------------
        Total deposits        $  95,828  $      100,129
                              =========  ==============

Contractual maturities of certificates of deposit at June 30, 2002 and September 30, 2001 are as follows (in thousands):

                                     June 30,   September 30,
                                       2002          2001
                                     ---------  --------------
     Within one year                 $  40,101  $       41,636
     After one through two years        12,864          14,579
     After two through three years       3,241           5,593
     After three through four years      1,302           1,772
     After four through five years         984             609
     After five years                      536           1,235
                                     ---------  --------------
                                     $  59,028  $       65,424
                                     =========  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE F  -  Advances  from  FHLB  of  Des  Moines
------------------------------------------------

The following advance activity with the FHLB of Des Moines has occurred since September 30, 2001 (in thousands):

                                                               Amount
                                                             -----------
           Balance at September 30, 2001                     $   10,337
           New  Advances
           2.61% fixed rate, due October 17, 2002                 3,500
           3.18% fixed rate, due October 22, 2003                 2,500
           3.80% fixed rate, due October 22, 2004                 2,000
           4.20% fixed rate, due October 24, 2005                 2,000
                                                             -----------
             Total new advances                                  10,000
           Repayments                                              (138)
                                                             -----------
           Balance at June 30, 2002                          $   20,199
                                                             ===========

Scheduled maturities of FHLB advances are as follows (in thousands):

                           June 30,   September 30,
Year ending September 30,    2002          2001
-------------------------  ---------  --------------
        2002               $      35  $          173
        2003                   3,608           2,145
        2004                   4,651             153
        2005                   2,159             162
        2006                   2,168             170
      Thereafter               7,578           7,534
                           ---------  --------------
                           $  20,199  $       10,337
                           =========  ==============

NOTE G--Earnings  Per  Share
----------------------------

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

                                               Three Months Ended     Nine Months Ended
                                                     June 30,              June 30,
                                                 2002        2001       2002        2001
                                              -----------  ---------  ---------  ----------
Basic earnings per share:
  Income available to common stockholders     $       235  $      66  $     648  $      459
                                              ===========  =========  =========  ==========
Weighted average shares
  Average common shares outstanding                   717        715        714         712
  Options and MRDP plans                                8         10          9          10
                                              -----------  ---------  ---------  ----------
      Weighted average diluted common shares  $       725  $     725  $     723  $      722
                                              ===========  =========  =========  ==========

  Basic earnings per share                    $      0.33  $    0.09  $    0.91  $     0.64
                                              ===========  =========  =========  ==========

  Dilutive earnings per share                 $      0.32  $    0.09  $    0.90  $     0.64
                                              ===========  =========  =========  ==========

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE H--Stock  Options
----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of June 30, 2002.

NOTE I--Management  Recognition  and  Development  Plan
-------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). At June 30, 2002, all of the 50,600 shares awarded have been vested. The Company recognized $5,158 and $20,634 as MRDP compensation expense for the three and nine months ended June 30, 2002 and $14,186 and $49,007, respectively, for the three and nine months ended June 30, 2001. The amortization method used attributed a higher percentage of compensation cost to earlier years than to the later years of the service period.

NOTE J--Employee  Stock  Ownership  Plan
----------------------------------------

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $38,059 and $103,365 for the three and nine months ended June 30, 2002, respectively, compared to $32,129 and $92,392 for the same periods ended June 30, 2001.

A summary of ESOP shares at June 30, 2002 is as follows:

Shares  Allocated                         55,196
Shares  released  for  allocation          7,668
Unreleased  shares                        38,336
                                         --------
          Total                          101,200
                                         --------

Fair  value  of  unreleased  shares     $ 594,208
                                        =========

NOTE K-Commitments
------------------

Subsequent to June 30, 2002, the Company entered into an agreement to purchase 35,000 shares of its common stock for $530,250 or $15.15 per share.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three and nine month periods ended June 30, 2002 and 2001 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2001.

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

                                                    Three Months Ended          Nine Months Ended
                                                          June 30,                  June 30,
                                                    2002           2001         2002        2001
                                               ---------------  -----------  ----------  -----------
PER SHARE DATA
  Basic earnings per share                         $     0.33   $     0.09   $    0.91   $     0.64
  Diluted earnings per share                       $     0.32   $     0.09   $    0.90   $     0.63
  Cash dividends                                   $     0.15   $     0.15   $    0.30   $     0.30
SELECTED RATIOS
  Return on average assets                               0.71%        0.22%       0.64%        0.54%
  Return on stockholders' equity                         6.37%        1.83%       5.91%        4.29%
  Efficiency ratio                                      62.57%       96.75%      64.68%       75.38%


                                               --------------At-------------
                                                  June 30,     September 30,
                                                    2002           2001
                                               ---------------  -----------
Book value (tangible)                             $     18.57   $    17.90
Market price (closing price at end of period      $     15.50   $    12.25
Selected Ratios:
 Net loans to deposits                                  75.33%       72.15%
 Allowance for loan losses to loans                      0.99%        0.98%
 Equity to total assets                                 11.34%       11.52%

SUMMARY

Consolidated net income for the three and nine month periods ended June 30, 2002 was $235,000 and $648,000, or increases of $169,000 and $189,000, respectively, over the same periods last year. Diluted earnings per share of 32 cents increased 23 cents per share for the three months ended June 30, 2002, compared to the same period a year ago. Diluted earnings per share of 90 cents per share for the nine months ended June 30, 2002, increased 27 cents from the 63 cents per share earned for the comparable nine-month period ended June 30, 2001. The increase in net income for the three and nine months ended June 30, 2002 compared to the same periods a year ago can be attributed to lower non-interest expenses, and to an increase in net interest income.

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

                                       Three Months Ended                    Nine Months Ended
                                   ---------------------------           -------------------------
                                      June 30, 2002 vs 2001                June 30,20 02 vs 2001
                                   ---------------------------           -------------------------
                                         Change Due To                        Change Due To
                                   ---------------------------           -------------------------
                                      Average        Average               Average       Average
                                       Volume         Rate       Total      Volume        Rate       Total
                                   --------------  -----------  -------  ------------  -----------  -------
Interest income:
  Loans                            $         145   $     (238)  $  (93)  $       484   $     (611)  $ (127)
  Investment securities & interest
    bearing deposits                         126          (92)  $   34           537         (381)  $  156
  Federal funds sold                         (20)         (28)     (48)           (6)         (95)    (101)
                                   --------------  -----------  -------  ------------  -----------  -------
       Total interest income                 251         (358)    (107)        1,015       (1,087)     (72)
Interest expense:
  Deposits                                     2         (360)    (358)          201         (839)    (638)
  Advances from FHLB                         115          (34)      81           377           (3)     374
  Notes payable                               (2)          (1)      (3)           (7)           -       (7)
                                   --------------  -----------  -------  ------------  -----------  -------
       Total interest expense                115         (395)    (280)          571         (842)    (271)
                                   --------------  -----------  -------  ------------  -----------  -------
Net interest income                $         136   $       37   $  173   $       444   $     (245)  $  199
                                   ==============  ===========  =======  ============  ===========  =======

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Net interest income for the three and none-month periods ended June 30, 2002 increased $173,000 and $199,000, respectively, over the comparable periods last year. The following table provides summaries of average assets and liabilities and the corresponding average rates earned/paid (in thousands):

                                           Three Months Ended                 Three Months Ended
                                             June  30,  2002                    June  30,  2001
                                                  Interest                          Interest
                                        Average    Income/      Yield/    Average    Income/      Yield/
                                        Balance    Expense      Rate      Balance    Expense      Rate
                                       ---------  ----------  ---------  ---------  ----------  ---------
Interest Earning Assets
 Loans                                 $  73,490  $    1,405      7.67%  $  66,613  $    1,498      9.02%
 Investment securities & interest
  bearing deposits                        48,379         541      4.49%     37,856         507      5.37%
 Federal funds sold                        3,181          13      1.64%      5,763          61      4.25%
                                       ---------  ----------             ---------  ----------
  Total Earning Assets/Average Yield     125,050       1,959      6.28%    110,232       2,066      7.52%
Interest Bearing Liabilities
 Deposits                                 87,599         846      3.87%     87,459       1,204      5.52%
 Advances from FHLB                       20,222         224      4.44%     10,300         143      5.57%
 Notes payable                                83           2      9.67%        178           5     11.27%
                                       ---------  ----------             ---------  ----------
  Total Interest Bearing Liabilities/
    Average Yield                        107,904       1,072      3.98%     97,937       1,352      5.54%
                                                  ----------                        ----------
Net Interest Income                               $      887                        $      714
                                                  ==========                        ==========
Net interest Spread                                               2.30%                             1.98%
Net Interest Margin                                               2.85%                             2.60%

                                              Nine Months Ended               Nine Months Ended
                                                June 30, 2002                    June 30, 2001
                                       --------------------------------  --------------------------------
                                                  Interest                          Interest
                                       Average    Income/     Yield/     Average    Income/     Yield/
                                       Balance    Expense     Rate       Balance    Expense     Rate
                                       ---------  ----------  ---------  ---------  ----------  ---------
Interest Earning Assets
 Loans                                 $  73,500  $    4,326      7.87%  $  65,877  $    4,453      9.04%
 Investment securities & interest
  bearing deposits                        49,876       1,685      4.52%     35,387       1,529      5.78%
 Federal funds sold                        3,917          52      1.77%      4,080         153      5.01%
                                       ---------  ----------             ---------  ----------
  Total Earning Assets/Average Yield     127,293       6,063      6.37%    105,344       6,135      7.79%
Interest Bearing Liabilities
 Deposits                                 89,741       2,864      4.27%     84,641       3,502      5.53%
 Advances from FHLB                       19,489         655      4.49%      8,282         281      4.54%
 Notes payable                                83           6      9.67%        178          13      9.76%
                                       ---------  ----------             ---------  ----------
  Total Interest Bearing Liabilities/
    Average Yield                        109,313       3,525      4.31%     93,101       3,796      5.45%
                                                  ----------                        ----------
Net Interest Income                               $    2,538                        $    2,339
                                                  ==========                        ==========
Net interest Spread                                               2.06%                             2.34%
Net Interest Margin                                               2.67%                             2.97%

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)

The $199,000 increase in net interest income for the nine months ended June 30, 2002 over the same period a year ago can primarily be attributed to an increase in the volume of earning assets, which offset a narrowing of the net interest spread and interest margin. The volume of average earning assets for the nine months ended June 30, 2002, increased $21,949,000 over the comparable period last year. For the nine-month period ended June 30, 2002, the net interest spread declined 28 basis points, compared to the same period a year ago. During the same period this year, the interest margin declined 30 basis points from the comparable period last year. For the three months ended June 30, 2002, net interest income increased $173,000 over the comparable period last year. The increase can be attributed to a higher volume of average earning assets and to an improving net interest spread and margin. The improvement in the net interest spread and interest margin in the three-month period ended June 30, 2002, can be attributed to a lower cost of funds on interest bearing liabilities, which declined 156 basis points from the same period last year. The lower yield on earning assets resulted from the portfolio of adjustable-rate mortgage loans and to a lower yield on investments and overnight funds.

RISK  ELEMENTS  OF  LOAN  PORTFOLIO

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                                 June 30,   September 30,
                                                                   2002          2001
                                                                 ---------  --------------
     Non-accrual loans
       Residential real estate                                   $     290  $          319
       Commercial real estate                                            -              89
       Commercial loans                                                 88             114
       Agriculture loans                                                 -              52
       Consumer loans                                                  190             117
                                                                 ---------  --------------
         Total loans on non-accrual status                             568             691

     Loans past due 90 days or more and still accruing interest
       Agriculture loans                                               345               -
       Consumer loans                                                   33             114
                                                                 ---------  --------------
         Total loans over 90 days past due and still accruing          378             114
     Foreclosed real estate and other repossessed assets                 -               -
                                                                 ---------  --------------

                     Total non-performing assets                 $     946  $          805
                                                                 =========  ==============

Agriculture loans past due 90 days or more and still accruing interest at June 30, 2002 totaling $345,000, consisted of two loans to one farmer, have subsequently been renewed and are now current. Non-performing assets at June 30, 2002 were .72% of total assets, compared to .64% of total assets at September 30, 2001.

Classified assets at June 30, 2002 were 1.23% of net loans and .67% of total assets, compared to 1.62% of net loans and .93% of total assets at September 30, 2001. The following table sets forth the Company's classified assets for the periods indicated, (in thousands):


                              June 30,   September 30,
                                2002          2001
                              ---------  --------------
     Watch / special mention  $     430  $          373
     Substandard                    397             805
     Doubtful                        62               -
                              ---------  --------------
                              $     889  $        1,178
                              =========  ==============

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

     The provision for loan losses for the three and nine-month periods ended June 30, 2002, was $43,000 and $88,000, respectively, compared to $67,000 and $103,000 provision for the comparable periods ended June 30, 2001. Loan charge-offs totaled $44,000 and $88,000, for three and nine-month periods ended June 30, 2002 compared to $44,000 and $78,000, respectively, for the same periods last year. The allowance for loan losses at June 30, 2002 was $721,000 or .99% of outstanding loans compared to $720,000 or .98% at September 30, 2001. The lower provision for loan losses can be attributed to the methodologies management uses in determining the adequacy of the allowance for loan losses.

NON-INTEREST  INCOME

     Non-interest income for the three-month period ended June 30, 2002 of $123,000 decreased $87,000 from the three-month period ended June 30, 2001. For the nine-month period ended June 30, 2002, non-interest income decreased $85,000. The decrease in non-interest income for the three and nine month periods ended June 30, 2002, can be attributed to a $62,000 gain realized on the sale of a parking lot in the third quarter a year ago, decline in gains on calls on investment securities, and to a decline in insurance commission income. Higher service charge income in the three and nine-month periods ended June 30, 2002, helped offset the effect of these reductions.

NON-INTEREST  EXPENSE
     Non-interest expense for the three and nine-month periods ended June 30, 2002, decreased $281,000 and $280,000, respectively, from the comparable periods a year ago. The decline can be attributed to the contribution of a bank building to the City of Lexington, Missouri with a book value of $211,000 and cost associated with the merger of the Company's two banking subsidiaries totaling $76,000, which occurred in the third quarter last year. Also, contributing to the decline was a decrease in the amortization of intangible assets resulting from changes in accounting for goodwill as required by FASB 142, which was adopted at the beginning of the Company's fiscal year, October 1, 2001, the effect of this change in accounting reduced the current year's non-interest expense by $56,000. For the nine-month period ended June 30, 2002 occupancy costs increased $50,000 from expenses associated with the occupancy of a new banking facility. Data processing expense increased $47,000 from a shift in processing from in-house to a service center. Offsetting these increases were lower professional and consulting fees of $44,000, which are mostly related to merger expenses incurred last year.

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, was 62.6% and 64.7% for the three and nine-month periods ended June 30, 2002, compared to 96.8% and 75.4%, respectively, for the same periods a year ago.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


INCOME  TAXES
-------------
    The effective income tax rates for the three and nine-month periods ended June 30, 2002, were 29.8% and 30.6%, respectively. The reduced provision for income taxes for the three and nine-month periods ended June 30, 2001, can be attributed tax benefits realized from the building contributed to the City of Lexington.


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

     At June 30, 2002, total stockholders' equity of $15,004,000 represented 11.3% of total assets compared to $14,556,000 or 11.5% of total assets at September 30, 2001. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

     The Office of Thrift Supervision currently requires a thrift institution to maintain liquid assets (cash and eligible investments) sufficient to meet expected and projected deposit fluctuations, loan demand and debt service requirements. B & L Bank consistently maintains excess liquidity level as determined by the "Liquidity Risk Ratio". This ratio considers upcoming liquidity needs and the sources of available liquid assets over the next twelve months. Projected liquidity needs over the next twelve months at June 30, 2002 were $44 million, which includes maturing certificates of deposits and repayment of FHLB advances. Liquid assets with a fair value of $59 million at June 30, 2002, which include the borrowing capacity of the Company's subsidiary B & L Bank through secured advances from the FHLB, are available to cover projected liquidity requirements. At June 30, 2002, the Liquidity Risk Ratio reflects liquid assets to exceed upcoming liquidity needs over the next twelve months by $16 million or 26.3% compared to 29.1% at March 31, 2002.

                        LEXINGTON B & L FINANCIAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY  AND  CAPITAL  RESOURCES  CON'T
-----------------------------------------

     The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at June 30, 2002.

                                                                Minimum
                                              B & L Bank        Required
                                               Ratios at        Capital
                                             June 30, 2002      Ratios
                                         --------------------   ------

       Risk-based capital                               19.5%     8.0%
       Tier 1 capital to risk-weighted assets           18.6%     4.0%
       Tangible capital                                 10.2%     1.5%

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

None

ITEM 5.  OTHER  INFORMATION

None

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  99.1
     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit  99.2
     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Lexington B  &  L  Financial  Corp.


      Date: August 6, 2002           By: /s/ E. Steva Vialle
            --------------               -------------------
                                         Chief Executive Officer
                                         and Director (Principal Executive
                                         Officer)



      Date: August 6, 2002           By: /s/ William J. Huhmann
            --------------               -----------------------
                                         President and Chief
                                         Financial Officer,
                                         And Director (Principal
                                         Financial and Accounting Officer)