Form 10KSB
period 2002-09-30
LEXINGTON B & L FINANCIAL CORP
filed 2002-12-26
CIK 1008598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended September 30, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission  File  Number:  0-28120

                        LEXINGTON B & L FINANCIAL CORP.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)

               Missouri                                               43-1739555
---------------------------------------------                 ------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                                    I.D. Number)

205 S. 13th Street, Lexington, Missouri                                    64067
------------------------------------------                    ------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (660) 259-2247
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                         -------

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

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X    NO
            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendments  to  this  Form  10-KSB.     X
                                                        ---

     The Registrant's revenues for the fiscal year under report were $8.4 million.

     As of December 12, 2002, there were issued and outstanding 725,374 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the NASDAQ Small Cap Market under the symbol "LXMO." Based on the bid and ask prices, the aggregate value of the Common Stock outstanding held by non-affiliates of the Registrant on December 12, 2002 was $10,102,552 (689,594 shares at $14.65 per share). For purposes of this calculation, officers and directors of the Registrant are considered non-affiliates of the Company.

                      DOCUMENTS  INCORPORATED  BY  REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

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

     B&L Bank was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association under the name "The Lexington Building and Loan Association," and converted to a federal charter and adopted the name "The Lexington Building and Loan Association, F.A." in June 1995. B&L Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. B&L Bank's deposits are federally insured by the FDIC. B&L Bank is a member of the Federal Home Loan Bank ("FHLB") System.

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

     B & L Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one-to-four family residential mortgage, commercial, agricultural and consumer loans within its market areas. The
Company is a portfolio lender and generally does not sell the mortgage loans that it originates, except for loans originated by B&L Mortgage.

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

LENDING  ACTIVITIES

     GENERAL. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. The Company also originates multi-family, commercial real estate, land, commercial, agricultural and consumer loans. The Company's net loans receivable totaled $75.2 million at September 30, 2002, representing 57.2% of consolidated total assets. The Company's mortgage banking subsidiary originates mortgage loans for sale into the secondary market. Such loans are classified on the Consolidated Statement of Financial Position as "Loans held-for-sale" and at September 30, 2002 totaled $420,000.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated. The Company had no concentration of loans exceeding 10% of total gross loans other than as set forth below.

                                                 At September 30,
                                                 ----------------
                                               2002                2001              2000
                                               ----                ----              ----
                                              Amount   Percent   Amount   Percent   Amount   Percent
                                            --------  --------  --------  -------  --------  -------
                                                              (Dollars in thousands)
Type of loan:
Mortgage loans:
 One-to-four family . . . . . . . . . . .     41,482    54.70%  $ 42,213   57.74%  $ 40,417   61.94%
 Commercial real estate and
   multi-family . . . . . . . . . . . . .      7,162     9.44%     7,112    9.73%     5,607    8.59%
 Land . . . . . . . . . . . . . . . . . .      2,847     3.75%     2,374    3.25%     1,411    2.16%
 Construction . . . . . . . . . . . . . .      2,118     2.79%     1,782    2.44%     1,230    1.89%
                                            --------  --------  --------  -------  --------  -------
   Total mortgage loans . . . . . . . . .     53,609    70.69%    53,481   73.16%    48,665   74.58%
Commercial loans. . . . . . . . . . . . .      8,921    11.76%     6,340    8.67%     1,941    2.98%
Agriculture loans . . . . . . . . . . . .      5,237     6.91%     4,832    6.61%     4,315    6.61%
Consumer and other loans
 Home equity. . . . . . . . . . . . . . .        292     0.38%       140    0.19%       728    1.12%
 Loans on savings deposits. . . . . . . .      1,529     2.02%     1,410    1.93%     2,293    3.51%
 Automobile loans . . . . . . . . . . . .      5,015     6.61%     5,616    7.68%     5,557    8.52%
 Other. . . . . . . . . . . . . . . . . .      1,234     1.63%     1,288    1.76%     1,750    2.68%
                                            --------  --------  --------  -------  --------  -------
   Total consumer and other loans . . . .      8,070    10.64%     8,454   11.56%    10,328   15.83%
                                            --------  --------  --------  -------  --------  -------
   Total loans. . . . . . . . . . . . . .     75,837   100.00%    73,107  100.00%    65,249  100.00%
                                                      ========            =======            =======
Add Deferred loan fees. . . . . . . . . .        121                 117                 80
Less Allowance for possible loan losses .        743                 720                648
                                            --------            --------           --------
Loans receivable, net . . . . . . . . . .   $ 75,215            $ 72,504           $ 64,681
                                            ========            ========           ========

Amounts for 2001 and 2000 have been reclassified to conform with loan classifications for 2002.

The following table sets forth at September 30, 2002 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans (loans having no stated repayment schedule and no stated maturity) and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable interest rates are reported at their contractual maturity date. Loan balances do not include undisbursed loan proceeds, unearned discounts, and allowance for loan losses.

                                          After     After      After      After
                                         One Year  3 Years    5 Years   10 years
                               Within    Through   Through    Through    Through    After
                              One Year   3 Years   5 Years   10 Years    15 Years  15 Years   Total
                              --------  --------  ---------  ---------  ---------  -------  -------
                                                           (In Thousands)
Mortgage loans. . . . . . .   $  1,469  $  2,232  $   7,004  $   6,579  $   8,152  $16,046  $41,482
Commercial real estate
   and multi-family . . . .        830     1,274        930        359      2,482    1,287    7,162
Land. . . . . . . . . . . .        180        67        159        344         87    2,010    2,847
Construction. . . . . . . .      1,431       687          -          -          -        -    2,118
                              --------  --------  ---------  ---------  ---------  -------  -------
  Total mortgage loans. . .      3,910     4,260      8,093      7,282     10,721   19,343   53,609
Commercial loans. . . . . .      3,350     2,506      2,312        753          -        -    8,921
Agriculture . . . . . . . .      2,498       910        831        337         29      632    5,237
Consumer and other loans. .      2,108     3,716      1,674        547         25        -    8,070
                              --------  --------  ---------  ---------  ---------  -------  -------
  Total loans . . . . . . .   $ 11,866  $ 11,392  $  12,910  $   8,919  $  10,775  $19,975  $75,837
                              ========  ========  =========  =========  =========  =======  =======

The following table sets forth the dollar amount of all loans due after September 30, 2003, which have fixed interest rates and have floating or adjustable interest rates.

                                                                    Floating or
                                                       Fixed-       Adjustable
                                                       Rates           Rates
                                                  ----------------  -----------
                                                          (In Thousands)
Mortgage loans:
 One-to-four family . . . . . . . . . . . . .     $         12,929  $    27,084
 Commercial real estate and multi-family  . .                3,172        3,160
 Land . . . . . . . . . . . . . . . . . . . .                  335        2,332
 Construction . . . . . . . . . . . . . . . .                  687            -
                                                  ----------------  -----------
   Total mortgage loans . . . . . . . . . . .               17,123       32,576
Commercial loans. . . . . . . . . . . . . . .                2,520        3,051
Agriculture loans . . . . . . . . . . . . . .                1,205        1,534
Consumer and other loans. . . . . . . . . . .                5,648          314
                                                  ----------------  -----------
   Total. . . . . . . . . . . . . . . . . . .     $         26,496  $    37,475
                                                  ================  ===========

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

     RESIDENTIAL REAL ESTATE LENDING. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. At September 30, 2002, residential real estate loans on on-to-four family homes totaled $41.5 million or 54.70% of the gross loan portfolio. The Company presently originates for retention in its portfolio both adjustable rate mortgage ("ARM") loans with terms of up to 30 years and fixed-rate mortgage loans with terms of up to 15 years. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The loan fees charged, interest rates and other provisions of the Company's ARM loans are determined on the basis of its own pricing criteria and competitive market conditions. The Company originates one-year ARM loans secured by owner-occupied residences whose interest rates and payments generally are adjusted annually to a rate typically equal to 2.875% above the one-year constant maturity U.S. Treasury ("CMT") index. The Company occasionally offers ARM loans with initial rates below those that would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At September 30, 2002, the initial interest rate on ARM loans offered by the Bank ranged from 6.00% to 6.50% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan.

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

      While fixed-rate single-family residential real estate loans are normally originated with up to 15-year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, some mortgage loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Company enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

     INCOME PROPERTY LENDING. Historically, the Company has engaged in limited amounts of commercial real estate and multi-family lending (collectively, "income property lending"). The Company does not actively solicit income property loans but generally extends them as an accommodation to existing customers and intends to continue to do so in the future. At September 30, 2002, income property loans aggregated $7.2 million, or 9.44% of the gross loan portfolio.

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

     Income property loans generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties often depend on successful operation and management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks in a variety of ways, including limiting the size of such loans, limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. All of the properties securing the Company's income property loans are inspected by the Company's lending personnel before the loan is made. The Company also obtains appraisals on each property in accordance with applicable regulations.

     CONSTRUCTION LENDING. The Company occasionally originates residential construction loans to individuals or local builders to construct one- to four-family homes. At September 30, 2002, construction loans totaled $2.1 million, or 2.79% of the gross loan portfolio.

     Substantially all construction loans made to individuals provide for the Company to originate a permanent loan upon the completion of construction, which is generally an ARM loan as described under "-- Lending Activities -- Residential Real Estate Lending." Normally an origination fee is accessed for construction loans. Construction loans are generally made for terms of up to six months. Loans to builders are made less frequently and may be for the construction of a pre-sold home or may be a loan to construct a speculative home (i.e., a home for which no purchaser has been identified). Loans to builders are generally limited to local builders well known to the Company.

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

     LAND LENDING. The Company originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At September 30, 2002, the land loan portfolio totaled $2.8 million, or 3.75% of total gross loans, substantially all of which were secured by properties located in the Company's market area. Land loans are generally made for the same terms and at the same interest rates as those offered on income property loans, except that the loan-to-value ratio is generally limited to 60%.

     Loans secured by land generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties may, in some instances, be dependent on income from other properties. To address this risk, the Company does not consider such income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, the Company may be confronted with a property the value of which is insufficient to assure full repayment in the event of default and foreclosure.

     AGRICULTURAL LENDING. At September 30, 2002, the agricultural loan portfolio totaled $5.2 million or 6.91% of total gross loans. The Company presently originates both adjustable-rate and fixed-rate loans secured by farmland located in the Company's market area. The Company offers adjustable-rate loans that adjust monthly, quarterly and annually with maturities up to a 25-year term. The Company also offers fixed-rate loans with a 10-year term and a 10-year amortization schedule. The Company also makes agricultural operating loans. Agricultural operating loans or lines generally are made for a term of one year and are usually secured by a first or second mortgage, or liens on property, farm equipment, grain, or growing crops. Personal guarantees are frequently required for loans made to corporations and other business entities. The agriculture loan portfolio is diversified and there is no concentration to any one borrower.

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

     COMMERCIAL LENDING Commercial business loans generally include equipment loans with terms ranging up to seven years and working capital lines of credit secured by inventory and accounts receivable. Working capital lines of credit are generally renewable and made for a one-year term with a requirement that the borrower extinguish any outstanding balance for a particular time period during the year. Interest rates on commercial business loans are generally indexed to the prime rate or an internal base rate. The Company generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation. At September 30, 2002, the Company's commercial loans totaled approximately $8.9 million or 11.76% of the Company's gross loans.

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

     CONSUMER LENDING. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer loans consist primarily of home equity loans, deposit account loans, automobile loans and, to a substantially lesser extent, unsecured loans. At September 30, 2002, the Company's consumer loans totaled approximately $8.1 million, or 10.64% of the Company's gross loans. The Company intends to emphasize consumer lending to a greater degree by primarily cross-selling to its existing customer base.

     Consumer loans are made at fixed interest rates and for varying terms. Automobile and other loans are generally made for terms up to 60 months, while home equity loans are made for terms up to 10 years. With respect to substantially all home equity loans, the Company generally holds either a first or second mortgage on the borrower's residence, limiting the maximum loan-to-value to 80%.

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

     LOAN ORIGINATIONS, SALES AND PURCHASES. During the year ended September 30, 2002, the Company's total gross loan originations were $34.2 million. Consistent with its asset/liability management strategy, the Company's policy has been to retain in its portfolio nearly all of the loans that it originates except for loans originated by the mortgage banking subsidiary. During the year ended September 30, 2002, the mortgage banking subsidiary originated $5.9 million of loans held-for-sale, and sold $5.7 million into the secondary market.

     The Company has occasionally purchased whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. At September 30, 2002, $6.5 million of the Company's gross loan portfolio consisted of purchased whole loans and purchased participation interests. Any such purchases are made in conformance with the Company's underwriting standards. The Company may decide to purchase additional loans in the future depending upon the demand for mortgage credit in its market area. During the fiscal year ended September 30, 2002, the Company purchased $818,000 of mortgage loans and $5.4 million of commercial and commercial real estate loans.

The following table shows loans originated, purchased, sold and repaid during the periods indicated.

                                          Years  Ended  September  30,
                                        -------------------------------
                                          2002       2001       2000
                                        ---------  ---------  ---------
                                                (in Thousands)
Total loans at beginning of period . .    73,107   $ 65,249   $ 62,672
                                        ---------  ---------  ---------
Loans originated:
 One-to four family. . . . . . . . . .    11,464     11,732      9,575
 Commercial real estate and
   multi-family. . . . . . . . . . . .     2,046      3,961      1,171
 Land. . . . . . . . . . . . . . . . .       946      1,720        947
 Construction. . . . . . . . . . . . .     3,614      1,926      1,178
                                        ---------  ---------  ---------
   Total mortgage loans originated . .    18,070     19,339     12,871
 Commercial loans. . . . . . . . . . .     4,727      3,403      2,811
 Agriculture loans . . . . . . . . . .     3,841      3,166      1,765
 Consumer and other loans. . . . . . .     7,556     11,499      8,833
                                        ---------  ---------  ---------
   Total loans originated. . . . . . .    34,194     37,407     26,280
Loans purchased:
 One-to-family . . . . . . . . . . . .       818      1,850          -
 Commercial. . . . . . . . . . . . . .     5,442      2,941          -
                                        ---------  ---------  ---------
   Total loans purchased . . . . . . .     6,260      4,791          -
Loans sold:
  One-to-four family . . . . . . . . .         -       (900)         -
Principal repayments . . . . . . . . .   (37,631)   (33,347)   (23,671)
Loans charged off. . . . . . . . . . .       (93)       (93)       (32)
                                        ---------  ---------  ---------
Net loan activity. . . . . . . . . . .     2,730      7,858      2,577
                                        ---------  ---------  ---------
At end of period:
 Total gross loans . . . . . . . . . .  $ 75,837   $ 73,107   $ 65,249
                                        =========  =========  =========

     LOAN COMMITMENTS. The Company issues, without fee, commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments are made in writing on specified terms and conditions and at a specified rate of interest. The company had outstanding net loan commitments of approximately $9.3 million at September 30, 2002, $5.3 million of which were for variable rate loans. See Note M of Notes to Consolidated Financial Statements.

     LOAN ORIGINATION AND OTHER FEES. The Company, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Company is generally up to 1% for mortgage loans and 1.5% for construction loans. Current accounting standards require that origination fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. At September 30, 2002, deferred loan fees totaled $121,000.

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

     When a consumer loan borrower fails to make a required payment on a consumer loan within seven days of the payment due date, the Company institutes collection procedures. The first notice is mailed to the borrower approximately seven days following the actual due date. If payment is not promptly received, a second and third notices are mailed to the borrower approximately 15 and 20 days following the actual due date and the customer is contacted by telephone to ascertain the cause of the delinquency. If the delinquency remains uncured, the Bank mails an additional notice to the borrower on or before 30 days following the actual due date. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency the delinquency has not been cured, the Company begins legal action to repossess the collateral. The Company transfers to repossessed assets the estimated market value of the collateral and charges the allowance for loan losses with any deficiency at foreclosure. All loans, except for residential mortgage loans, delinquent 120 days or more are charged off unless there are extenuating circumstances. On residential mortgage loans delinquent 180 days or more, the loan amount in excess of 60% of the appraisal value is either charged off or a specific reserve is set up. Loan amounts up to 60% of the appraisal value are classified as substandard.

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

                                               September 30,
                          2002                     2001                     2000
                          ----                     ----                     ----
                                    Percentage               Percentage               Percentage
                        Principal    of Gross    Principal    of Gross    Principal    of Gross
(Dollars in Thousands)  Balance     Loans        Balance     Loans        Balance     Loans
                        ----------  -----------  ----------  -----------  ----------  -----------
Loans delinquent for:
  30-59 days . . . . .  $    3,476        4.58%  $    4,592        6.27%  $    2,177        3.32%
  60-89 days . . . . .       1,084        1.43%       1,030        1.41%         809        1.23%
                        ----------  -----------  ----------  -----------  ----------  -----------
                        $    4,560        6.01%  $    5,622        7.68%  $    2,986        4.55%
                        ==========  ===========  ==========  ===========  ==========  ===========

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated. The Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, at any of the dates indicated. However, at September 30, 2002, there were loans totaling $80,000 which were past due contractually 90 days or more as to principal or interest that were still accruing interest. In the opinion of management collection of principal and interest on these loans is expected to resume and sufficient collateral is believed to exist to protect the Company from any significant loss.

                                                  At  September  30,
                                                 2002    2001    2000
                                                ------  ------  ------
                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis
 Loans 90 days or more past due:
   Residential real estate . . . . . . . . . .  $ 119   $ 319   $ 341
   Commercial real estate. . . . . . . . . . .      -      89       -
   Commercial loans. . . . . . . . . . . . . .     48     114       -
   Agricultural loans. . . . . . . . . . . . .      -      52       -
   Consumer and other loans. . . . . . . . . .    166     117      26
 Loans 30 to 89 days past due:
  Residential real estate. . . . . . . . . . .      -       -      17
 Commercial loans. . . . . . . . . . . . . . .     28       -       -
  Consumer . . . . . . . . . . . . . . . . . .      4       -      10
                                                ------  ------  ------
Total non-accrual loans. . . . . . . . . . . .    365     691     394
Accruing loans 90 days or more past due
 Commercial loans. . . . . . . . . . . . . . .     36       -       -
 Consumer loans. . . . . . . . . . . . . . . .     44     114      47
                                                ------  ------  ------
Total accruing loans 90 days or more past due .    80     114      47
                                                ------  ------  ------
Total loans past due 90 days or more. . . . . .   445     805     441
Real estate owned . . . . . . . . . . . . . . .     -       -       -
                                                ------  ------  ------
     Total non-performing assets                $ 445   $ 805   $ 441
                                                ======  ======  ======
Total non-performing loans to net loans          0.59%   1.11%   0.68%
                                                ======  ======  ======
Total non-performing loans to total assets       0.34%   0.64%   0.41%
                                                ======  ======  ======
Total non-performing assets to total assets      0.34%   0.64%   0.41%
                                                ======  ======  ======

At September 30, 2002, management of the Company was unaware of any material loans not disclosed in the above table but where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms at that date and which may result in future inclusion in the non-performing assets category.

     The amount of interest collected in cash and included in the results of operations on non-accruing loans for the year ended September 30, 2002 amounted to approximately $65,000, before such loans were placed on non- accrual status. Had such non-accruing loans been current in accordance with their original terms, an additional $54,000 of interest income would have been recorded for the year ended September 30, 2002.

     FORECLOSED REAL ESTATE. See Note A of Notes to the Consolidated Financial Statements for a discussion of the Bank's procedures for accounting for foreclosed real estate. The Company had no foreclosed real estate at September 30, 2002.

     ASSET CLASSIFICATION. The Federal regulators have adopted various regulations regarding problem assets of banking institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, bank examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution either charges off the asset or establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Company.

     The aggregate amounts of the Company's classified assets and general and specific loss allowances at the dates indicated, were as follows:

                                               At September 30,
                                             --------------------
                                             2002    2001   2000
                                             -----  ------  -----
                                                (In Thousands)
Loss . . . . . . . . . . . . . . . . . .     $   -  $    -  $   -
Doubtful . . . . . . . . . . . . . . . .       110       -      -
Substandard. . . . . . . . . . . . . . .       171     805    579
Special mention. . . . . . . . . . . . .       352     373    146
                                             -----  ------  -----
  Total classified assets. . . . . . . .     $ 633  $1,178  $ 725
                                             =====  ======  =====

General loss allowances. . . . . . . . .     $ 221  $  720  $ 648
Specific loss allowances . . . . . . . .       522       -      -
                                             -----  ------  -----
  Total allowances for loan losses . . .     $ 743  $  720  $ 648
                                             =====  ======  =====

     ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against income. The Company has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

     The Company performs periodic and systematic detailed reviews of its loan portfolio to identify inherent risks and collectibility of the loan portfolio and to assess the overall adequacy of the allowance for loan losses. The allowance for loan losses on certain homogeneous loan portfolios, which generally consist of residential mortgages and consumer loans, is based on segment evaluations generally by loan type. Anticipated losses for these segments take into account a variety of factors including, but not limited to, projected defaults or foreclosures/repossessions based on portfolio trends, and delinquencies. The remaining loan portfolios are reviewed on an individual loan basis. Loans subject to individual review are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical experience, current economic conditions and performance trends within specific portfolio segments, and other pertinent information (including individual valuations on non-performing loans in accordance with Statement of Financial Accounting
Standards No. 114), result in the estimation of specific allowances for loan losses. Portions of the allowance for loan losses are assigned to cover the estimated probable credit losses in each individual loan based on the results of the detailed review process described above. The remaining or unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and economic conditions. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan losses reflects management's best estimated of probable loans losses.

     At September 30, 2002, the Company had an allowance for loan losses of $743,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                   Year Ended September 30,
                                                 ----------------------------
                                                   2002      2001      2000
                                                 --------  --------  --------
                                                    (Dollars in Thousands)
Allowance at beginning of period . . . . .       $   720   $   648   $   599
Provision for loan losses. . . . . . . . .           108       144        70
Recoveries:
 Residential real estate . . . . . . . . .             -         -         -
 Commercial real estate and
   multi-family. . . . . . . . . . . . . .             -         -         -
 Construction. . . . . . . . . . . . . . .             -         -         1
 Commercial loans. . . . . . . . . . . . .             -         -         -
 Agricultural loans. . . . . . . . . . . .             -         -         -
 Consumer. . . . . . . . . . . . . . . . .             8        21        10
                                                 --------  --------  --------
    Total recoveries . . . . . . . . . . .             8        21        11
Charge offs:
 Residential real estate . . . . . . . . .             -         3         -
 Commercial real estate and
   multi-family. . . . . . . . . . . . . .             -         -         -
 Construction. . . . . . . . . . . . . . .             -         -         -
 Commercial loans. . . . . . . . . . . . .             -         -         -
 Agricultural loans. . . . . . . . . . . .            32         -         -
 Consumer. . . . . . . . . . . . . . . . .            61        90        32
                                                 --------  --------  --------
   Total charge-offs . . . . . . . . . . .            93        93        32
                                                 --------  --------  --------
   Net charge-offs . . . . . . . . . . . .            85        72        21
                                                 --------  --------  --------
Balance at end of period . . . . . . . . .       $   743   $   720   $   648
                                                 ========  ========  ========

Ratio of allowance to total
 loans outstanding at the
 end of period                                      0.98%     0.98%     0.99%
                                                 ========  ========  ========

Ratio of net charge-offs to
 average loans outstanding
 during the period                                  0.12%     0.11%     0.03%
                                                 ========  ========  ========

Ratio of allowance to
 non-accrual loans                                203.56%   104.20%   164.47%
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

                                                     At September 30,

                                      2002               2001               2000
                                             % of                  % of               % of
                                              Loans                Loans              Loans
                                             in Each              in Each            in Each
                                             Category            Category            Category
                                             to Total            to Total            to Total
                                     Amount   Loans     Amount    Loans     Amount     Loans
                                   ========  ========  ========  ========  ========  ========
                                                     (Dollars in Thousands)
Real estate mortgage:
  One-to-four family               $    97     54.70%  $   137     58.57%  $   110     61.68%
  Commercial real estate and
   multi-family                        121      9.44%      153     10.09%      170      9.78%
  Land                                  10      3.75%        -      3.84%        -      2.73%
  Construction                           -      2.79%        -      2.44%        -      2.16%
Commercial loans                       202     11.76%      137      8.52%       90      2.98%
Agricultural loans                      60      6.91%       25      4.88%       25      4.73%
Consumer and other loans               201     10.65%      247     11.66%      180     15.94%
Unallocated                             52         -        21         -        73         -
                                   ========  ========  ========  ========  ========  ========
  Total allowance for loan losses  $   743    100.00%  $   720    100.00%  $   648    100.00%
                                   ========  ========  ========  ========  ========  ========

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

     B&L Bank is required under federal regulations to maintain sufficient liquidity to meet deposit fluctuations, loan demand, and debt service requirements. At September 30, 2002, B&L Bank's liquidity, stated as a percentage of liquid asset to short term liabilities and deposit outflow, was 46%, compared to its liquidity policy minimum ratio of 10%. Management intends to hold all securities in B&L Bank's investment portfolio in order to enable B&L Bank to provide liquidity for loan funding upon maturity of such investment securities and to match more closely the interest-rate sensitivities of its assets and liabilities.

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

     At September 30, 2002, the Company's portfolio classified as "available-for-sale" contained mortgage backed securities and certain Federal Agency obligations. The "held-to-maturity" contained all of the state and local debt securities and a portion of its portfolio of federal agency securities. Consistent with the Company's asset/liability management strategy, at September 30, 2002, the majority of the investment portfolio matures within five years of that date. See Note B of Notes to the Consolidated Financial Statements for the specific classification of securities under SFAS No. 115.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated.

                               At September 30,
                           2002        2001      2000
                         ---------  ---------  ---------
                         Carrying    Carrying   Carrying
                           Value      Value      Value
                         ---------  ---------  ---------
                                 (In Thousands)
Government National
  Mortgage Association
 ("GNMA") . . . . . . .  $   5,746  $   3,442  $     220
Fannie Mae. . . . . . .      7,942      9,484        142
Freddie Mac . . . . . .      9,611      4,199        170
                         ---------  ---------  ---------

      Total . . . . . .  $  23,299  $  17,125  $     532
                         =========  =========  =========

     The following table sets forth the composition of the Company's investment securities portfolio and FHLB stock at the dates indicated.

                                                              September 30,

                                  2002                       2001                       2000
                                ---------               ---------------               ---------
                                Carrying   Percent of      Carrying      Percent of   Carrying   Percent of
                                  Value     Portfolio        Value        Portfolio     Value     Portfolio
                                ---------  -----------  ---------------  -----------  ---------  -----------
                                                                 (in Thousands)
Investment securities:
   U.S. Government and Federal
   Agency obligations           $   9,313       25.50%  $         9,473       30.75%  $  25,638       85.40%
   State and local obligations      3,913       10.71%            4,213       13.67%      3,851       12.83%
   Mortgage-backed securities      23,299       63.79%           17,125       55.58%        532        1.77%
                                ---------               ---------------  -----------  ---------  -----------
Total investment securities     $  36,525      100.00%  $        30,811      100.00%  $  30,021      100.00%
                                =========               ===============  ===========  =========  ===========
Capital stock-FHLB-Des Moines   $   1,017               $           618               $     543
                                =========               ===============               =========

The dividend yield on the capital stock of the FHLB-Des Moines was 3.10% for the fiscal year ended September 30, 2002

The following table sets forth the maturities of investment securities portfolio at September 30, 2002.

                                           Book  Value                       Total Investment Securities
                               One Year    After One To    Over Five To       After       Book    Market
                               or Less      Five Years       Ten Years      Ten Years    Value     Value
                              ----------  --------------  ---------------  -----------  --------  -------
                                                             (In Thousands)
Available for sale:
 U.S. Government and
  Federal Agencies . . . .    $       -   $       4,058   $        4,011   $      249   $ 8,318   $ 8,412
 Mortgage-backed Securities       9,060          10,559            2,189        1,389    23,197    23,299
                              ----------  --------------  ---------------  -----------  --------  -------
Total available for sale .        9,060          14,617            6,200        1,638    31,515    31,711
Held-to-maturity:
 U.S. Government and
  Federal Agencies . . . .          400             500                -            -       900       944
 State and local obligations        612             648            1,269        1,384     3,913     4,035
                              ----------  --------------  ---------------  -----------  --------  -------
Total held-to-maturity . .        1,012           1,148            1,269        1,384     4,813     4,979
                              ----------  --------------  ---------------  -----------  --------  -------
Total investment securities   $  10,072   $      15,765   $        7,469   $    3,022   $36,328   $36,690
                              ==========  ==============  ===============  ===========  ========  =======
Weighted average yield . . .       4.44%           4.47%            4.70%        4.76%     4.54%
                              ==========  ==============  ===============  ===========  ========

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At September 30, 2002, the Company had no other borrowing arrangements.

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

The following table sets forth the composition of the Company's deposits at September 30, 2002.

                                                         Percentage
                                                          of Total
                                            Balance       Deposits
                                        --------------  -----------
                                                (in Thousands)
                                                --------------
    Checking and Savings Deposits
    -----------------------------
 Demand non-interest bearing. . . . . .         $ 9,832   10.31%
 NOW accounts . . . . . . . . . . . . .           9,511    9.97%
 Money market accounts. . . . . . . . .           8,051    8.44%
 Passbook savings accounts. . . . . . .          10,220   10.71%
                                           ------------  -------
                                                 37,614   39.43%
    Certificates of Deposits
    ------------------------
 With balances of less than $100,000. .          46,329   48.57%
 With balances in excess of $100,000. .          11,443   12.00%
                                           ------------  -------
                                                 57,772   60.57%
                                           ------------  -------
Total Deposits. . . . . . . . . . . . .         $95,386  100.00%
                                           ============  =======

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.

Maturity Period                              Amount
                                         --------------
                                         (in thousands)
Three months or less . . . . . . . .      $     2,889
Over three through six months. . . .            2,663
Over six through twelve months . . .            3,491
Over twelve months . . . . . . . . .            2,400
                                          -----------
        Total. . . . . . . . . . . .      $    11,443
                                          ===========

     DEPOSIT FLOW. The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                        At  September  30,

                                                     2002                          2001                 2000
                                                   --------                      --------             --------
                                                    Percent                       Percent                       Percent
                                                      of      Increase              of      Increase               of
                                           Amount    Total   (Decrease)  Amount    Total   (Decrease)  Amount    Total
                                          --------  --------  --------  --------  --------  --------  --------  --------
                                                             (Dollars in Thousands)
Non-interest bearing                         9,832    10.31%  $   703   $  9,129     9.12%     2,965  $  6,164     7.22%
NOW checking                                 9,511     9.97%    1,049      8,462     8.45%     1,084     7,378     8.65%
Regular savings accounts (1)                10,220    10.71%    4,079      6,141     6.13%   (1,223)     7,364     8.63%
Money Market deposits                        8,051     8.44%   (2,922)    10,973    10.96%     4,929     6,044     7.08%
                                          --------  --------  --------  --------  --------  --------  --------  --------
                                           37,614    39.43%      2,909    34,705    34.66%     7,755    26,950    31.58%
Fixed-rate certificates which mature (1)
 Within 1 year                             42,615    44.68%        981    41,634    41.58%       149    41,485    48.61%
 After 1 year, but before 2 years           9,593    10.06%    (4,986)    14,579    14.56%     5,955     8,624    10.11%
 After 2 years, but before 5 years          3,962     4.15%    (4,014)     7,976     7.97%     (198)     8,174     9.58%
 Certificates maturing thereafter           1,602     1.68%        367     1,235     1.23%     1,130       105     0.12%
                                          --------  --------  --------  --------  --------  --------  --------  --------
                                           57,772    60.57%    (7,652)    65,424    65.34%     7,036    58,388    68.42%
                                          --------  --------  --------  --------  --------  --------  --------  --------
      Total                                $95,386   100.00%  $(4,743)  $100,129   100.00%  $ 14,791   $85,338   100.00%
                                          ========  ========  ========  ========  ========  ========  ========  ========

(1) Included in savings accounts and certificate balances were individual retirement account ("IRA") balances of $6,704,000, $6,784,000 and $6,711,000 at September 30, 2002, 2001 and 2000, respectively.

      TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                                                 At September 30,

                                             2002      2001      2000
                                           --------  --------  --------
                                                  (In Thousands)
 2.00 - 2.99% . . . . . . . . . .          $ 25,672  $     41  $      -
 3.00 - 3.99% . . . . . . . . . .             8,312     4,316       125
 4.00 - 4.99% . . . . . . . . . .             4,468    14,771       394
 5.00 - 5.99% . . . . . . . . . .             5,025    14,217    29,159
 6.00 - 6.99% . . . . . . . . . .            10,038    20,558    18,092
 7.00 - 7.99% . . . . . . . . . .             4,257    11,521     6,451
 8.00 - 8.99% . . . . . . . . . .                 -         -     4,167
                                           --------  --------  --------
    Total . . . . . . . . . . . .          $ 57,772  $ 65,424  $ 58,388
                                           ========  ========  ========

The following table sets forth the amount and maturities of time deposits at September 30, 2002.

                                                                                       Percent
                                     Amount Due                                        of Total
              Less Than      1-2         2-3         3-4        After                Certificates
               One Year     Years       Years       Years      4 Years       Total     Accounts
              ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                (in Thousands)
2.00 - 2.99%  $   23,563  $    2,109  $        -  $        -  $        -  $   25,672      44.44%
3.00 - 3.99%       4,811       1,962       1,231         308           -       8,312      14.39%
4.00 - 4.99%       2,724         709         510          31         494       4,468       7.73%
5.00 - 5.99%       2,441       1,687         311         134         452       5,025       8.70%
6.00 - 6.99%       5,146       3,039         842         455         556      10,038      17.37%
7.00 - 7.99%       3,930          87         140           -         100       4,257       7.37%
              ----------  ----------  ----------  ----------  ----------  ----------  ----------
              $   42,615      $9,593  $    3,034  $      928  $    1,602  $   57,772     100.00%
              ==========  ==========  ==========  ==========  ==========  ==========  ==========

     DEPOSIT ACTIVITIES. The following table sets forth the deposit activities of the Company for the periods indicated.

                                                Year Ended September 30,
                                                2002      2001      2000
                                              --------  --------  --------
                                                      in Thousands
Beginning balance                             100,129   $ 85,338  $85,150
Net Deposits (withdrawals) before
 interest credited                             (8,530)    10,433   (3,853)
Interest credited                               3,787      4,358    4,041
                                              --------  --------  --------
Net increase (decrease) in Deposits            (4,743)    14,791      188
                                              --------  --------  --------
Ending balance                                $95,386   $100,129  $85,338
                                              ========  ========  ========

BORROWINGS. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company's banking subsidiaries are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The advances are collateralized by a blanket pledge agreement with FHLB under which the Company can draw advances of unspecified amounts. The Company must hold an unencumbered portfolio of one- to four-family residential mortgages with a book value of not less than 170% of the indebtedness. The advance agreements include certain prepayment privileges that generally include penalty provisions if prepaid before certain specified dates.

     The Company had total new advances totaling $10.0 million during the year ended September 30, 2002. These advances were used to purchase mortgage-backed securities. The following table sets forth advances for the three years ended at September 30, 2002:

                                         Year Ended September 30,
                                         ------------------------
                                         2002      2001      2000
                                       --------  --------  -------
                                    (in Thousands)
Average balance outstanding            $ 19,664  $  8,802  $5,182
                                       ========  ========  =======
Maximum amount outstanding
  at any month end                     $ 20,326  $ 10,403  $7,003
                                       ========  ========  =======
Balance outstanding at end of period.  $ 20,164,  $10,337  $7,003
                                       ========  ========  =======
Weighted average interest rate
  during period                           4.48%     4.83%    5.11%
                                       ========  ========  =======
Weighted average interest rate
  at end of period                        4.38%     5.45%    5.54%
                                       ========  ========  =======

                                   REGULATION

GENERAL

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with the rules and regulations of, the OTS. B&L Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. B&L Bank is a member of the FHLB System, and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. B&L Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test B&L Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, B&L Bank and their operations. Certain of the regulatory requirements applicable to B&L Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Company and B&L Bank.

HOLDING  COMPANY  REGULATION  HOLDING  COMPANY  REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does not qualify for the grandfather inasmuch as it acquired control of B&L Bank after the applicable date. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. B&L Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

FEDERAL  SAVINGS  INSTITUTION  REGULATION FEDERAL SAVINGS INSTITUTION REGULATION

     BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, certain lending authority for federal banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions with the highest examination rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating on the CAMELS examination rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS deferred implementation of the interest rate risk capital charge and repealed the interest rate risk component in May 2002, concluding that it was unnecessary in light of other tools available to measure and control interest rate risk. At September 30, 2002, B&L Bank met each of its capital requirements.

     The following table presents B&L Bank's capital position at September 30, 2002.

                                                                   CAPITAL
                   ACTUAL      REQUIRED      EXCESS     ACTUAL     REQUIRED
                   CAPITAL      CAPITAL      AMOUNT     PERCENT    PERCENT
                                   (DOLLARS IN THOUSANDS)

Tangible         $  12,198     $   1,958     $10,240     9.35%      1.5%
Core (Leverage)  $  12,198     $   2,992     $ 9,206     16.31      4.0
Risk-based       $  12,702     $   5,983     $ 6,719     16.98      8.0
---------------------------------------------------------------------------

     PROMPT CORRECTIVE REGULATORY ACTION. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. B&L Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     B&L Bank's assessment rate for fiscal year 2002 was 1.8 basis points and the premium paid for this period was $17,646. The FDIC has authority to increase insurance assessments. A significant increase in SAIF premiums would likely have an adverse effect on the operating expenses and results of operations of B&L Bank. Management cannot predict what insurance assessments rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Company ("FICO") to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.79 basis points of assessable deposits.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of B&L Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, the B&L Bank's limit on loans to one borrower was $2.0 million, and the B&L Bank's largest aggregate outstanding balance of loans to one borrower was $1.2 million.

     QTL TEST. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, the B&L Bank maintained 79% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the B&L Bank, it is a subsidiary of a holding company. In the event the B&L Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the B&L Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the B&L Bank's latest quarterly thrift financial report. The assessments paid by the B&L Bank for the fiscal year ended September 30, 2002 totaled $ 39,879.

     TRANSACTIONS WITH RELATED PARTIES. The B&L Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The B&L Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the B&L Bank may make to insiders based, in part, on B&L Bank's capital position and requires certain board approval procedures to be followed.

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

FEDERAL  HOME  LOAN  BANK  SYSTEM

     The B&L Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The B&L Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. The B&L Bank was incompliance with this requirement with an investment in FHLB - Des Moines stock at September 30, 2002 of $ 1.0 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the B&L Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

FEDERAL  RESERVE  SYSTEM  FEDERAL  RESERVE  SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The B&L Bank complies with the foregoing requirements.

                                    TAXATION

FEDERAL  TAXATION

     GENERAL. The Company reports its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the B & L Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the B & L Bank or the Company. For additional information regarding income taxes, see
Note  I  of  Notes  to  Consolidated  Financial  Statements.

     BAD DEBT RESERVES. For tax years beginning prior to December 31, 1995, qualifying thrift institutions were allowed to establish a reserve for bad debts and deduct reasonable annual additions to their bad debt reserves. Annual additions to bad debt reserves were calculated using either the experience method or the percentage of taxable income method. Due to the B&L Bank's loss experience, the B&L Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     Federal legislation effective for tax years beginning as of January 1, 1996 eliminated the percentage of taxable income method for deducting additions to bad debt reserves and prohibited thrifts with assets in excess of $500 million from using the reserve method of accounting for bad debts. B&L Bank is, therefore, required to use the experience method of accounting for bad debts, using a formula based on actual bad debt experience over a period of yearsIn addition, federal legislation required thrifts to "recapture" (i.e., take into income) the amounts added to their bad debt reserves for tax years beginning after the base year (the last taxable year beginning before January 1, 1988).

Thrift institutions required to change their accounting methods as a result of federal legislation have been permitted to recapture accumulated bad debt reserves ratably over a six-year period, starting with the tax year beginning after December 31, 1995, with a two-year postponement available for the 1996 and 1997 tax years provided the institution met certain residential loan requirements. Unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the event of certain excess distributions to shareholders.

     DISTRIBUTIONS. To the extent that B&L Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if B&L Bank's loan portfolio has decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in B&L Bank's taxable income. Nondividend distributions include distributions in excess of B&L Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of B&L Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from B&L Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if B&L Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by B&L Bank. B&L Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the B & L Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and B&L Bank will not file a consolidated tax return, except that if the Company or the B & L Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     AUDITS. There have not been any Internal Revenue Service audits of the Company's Federal income tax returns during the past five years.

STATE  TAXATION

     MISSOURI TAXATION. The State of Missouri has a corporate income tax, however, savings and loan institutions are exempt from the tax. Missouri-based financial institutions, such as B&L Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on financial institutions, their property, capital or income, except taxes on tangible personal property owned by B&L Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, B&L Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law.

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

COMPETITION

     Due to the proximity of Lexington to the Kansas City metropolitan area, the Company operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks and thrift institutions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources at their disposal. At September 30, 2002, there were 10 commercial banks, and no other thrift institutions in Lafayette County. Particularly in times of high market interest rates, the Company has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Company competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Company's future growth and earnings prospects.

PERSONNEL

     As of September 30, 2002, the Company had 26 full-time and 7 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

EXECUTIVE  OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2002:

Name                          Age(1)                  Position
----                          ------                  --------

E.  Steva  Vialle              51            Chief  Executive  Officer

William  J.  Huhmann           63            President  and Chief Financial
Officer

Mark  D.  Summerlin            42            Senior Vice President and Secretary

Terry  L.  Thompson            49            Vice  President

     The following table sets forth certain information regarding the executive officers of B&L Bank.

Name                          Age(1)                  Position
----                          ------                  --------
B&L  Bank:

E.  Steva  Vialle              51            Chief  Executive  Officer

Mark  D.  Summerlin            42            President

Terry  L.  Thompson            49            Executive  Vice  President and
Secretary

Kathryn  M.  Swafford          40            Senior Vice President and Treasurer

William  J.  Huhmann           63            Senior  Vice  President

Carol  Summerlin               62            Vice  President

(1)  As  of  September  30,  2002.

     E. Steva Vialle has been employed by the B&L Bank since 1984 and has been Executive Vice President, Chief Operating Officer and Secretary since 1994. He is a member of the Lexington Industrial Development Corporation, the Lexington Loins Club, Lexington Booster Club and Machpelah Cemetery Board.

     William J. Huhmann has been President since December 2001. Previously he served as Senior Vice President and Chief Financial Officer of the Company since September 1997 and of B&L Bank since April 2001. Mr. Huhmann served as Chairman and Chief Financial Officer of Lafayette County Bank from 1991 until April 2001. He is a member of the American Institute of CPAs and the Missouri Society of CPAs.

     Mark D. Summerlin has been employed by the B&L Bank since 1985 and has been President since December 2001. Previously, he served as Senior Vice President since April 2001. He is a member of the Rotary Club, the Lexington Park Board, the Chamber of Commerce, the Knights of Columbus and the Wentworth Country Club Board.

     Terry L. Thompson has served as Executive Vice President since December 31, 2001. Previously, he served as Senior Vice President of B&L Bank since April 2001. Mr. Thompson served as President and Chief Executive Officer of Lafayette County Bank from 1990 until April 2001. He is member of the Rotary Club, and serves on several committees of the Missouri Bankers Association.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     B&L Bank owns its main office located at 205 S. 13th Street, Lexington, Missouri. The office was opened in 2001. The new facility was constructed at a total cost, including land, of approximately $2.9 million and contains approximately 7,500 square feet. In addition B&L Bank has two other branch offices located in Wellington and Callao, Missouri. The branch office in Wellington was constructed around 1920 and has been remodeled several times and contains approximately 2,000 square feet. The Callao office was constructed around 1930 and has approximately 2,000 square feet. All banking offices are owned and have vaults and contain rental safe deposit boxes. At September 30, 2002, the net book value of the Company's premises and equipment (land, building and improvements, furniture and equipment) was $3.5 million. The previous banking offices of Lafayette County Bank in Lexington, Missouri with a book value at September 30, 2002 of $ 211,000 is held as leased property and is leased under a five year lease with an option for another 5 years.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                    PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" on page 2 of the Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
           RESULTS  OF  OPERATIONS  OR  PLAN  OF OPERATIONS
           ------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 6 of the Annual Report is incorporated herein by reference.

ITEM  7.   FINANCIAL  STATEMENTS
--------------------------------

     (a)    Financial  Statements
            Independent  Auditor's  Report*
            Consolidated Statements of Financial Condition as of September 30, 2002 and 2001*
            Consolidated  Statements of Stockholders' Equity for the Years Ended
              September  30,  2002,  2001  and  2000*
            Consolidated  Statements  of  Income  for  the  Years  Ended
              September  30,  2002,  2001  and  2000*
            Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
              September  30,  2002,  2001  and  2000*
            Notes  to  the  Consolidated  Financial  Statements*

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

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------------------------------------------------------------------------------
           FINANCIAL  DISCLOSURE
           ---------------------

     Not  applicable.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
------------------------------------------------------------------------------
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
           --------------------------------------------------------

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

     (d)  Equity  Compensation  Plan  Information

 PLAN CATEGORY                             (A)                                (B)                             (C))

                                   NUMBER OF SECURITIES            WEIGHTED-AVERAGE EXERCISE          NUMBER OF SECURITIES
                              TO BE ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR FUTURE
                            OUTSTANDING OPTIONS, WARRANTS AND         WARRANTS AND RIGHTS            ISSUANCE UNDER EQUITY
                                          RIGHTS                                                 COMPENSATION PLANS (EXCLUDING
                                                                                                SECURITIES REFLECTED IN COLUMN
                                                                                                (A))
--------------------------  ----------------------------------  -------------------------------  ------------------------------
A.  EQUITY COMPENSATION
PLANS APPROVED BY SECURITY
HOLDERS                                                101,200  $                        15.125                          25,300
--------------------------  ----------------------------------  -------------------------------  ------------------------------
B.  EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                                             -                                -                               -
--------------------------  ----------------------------------  -------------------------------  ------------------------------
TOTAL                                                  101,200  $                        15.125                          25,300
--------------------------  ----------------------------------  -------------------------------  ------------------------------

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

                                    PART IV

ITEM  13.  EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K
------------------------------------------------------

     (a)     EXHIBITS

     3(a)    Articles  of  Incorporation  of  the  Registrant*
     3(b)    Amended  and  Restated  Bylaws  of  the  Registrant****
     10(a)   Employment  Agreement  with  E.  Steva  Vialle**
     10(b)   Salary  Continuation  Agreement  with  Erwin  Oetting,  Jr.**
     10(c)   Salary  Continuation  Agreement  with  E.  Steva  Vialle**
     10(d)   Severance  Agreement  with  Mark  D.  Summerlin**
     10(e)   Severance  Agreement  with  Kathryn  M.  Swafford**
     10(f)   1996  Stock  Option  Plan***
     10(g)   Management  Recognition  and  Development  Plan***
     13      Annual  Report  to  Stockholders
     21      Subsidiaries  of  the  Registrant
     23      Consent  of  Independent  Auditor
     99(a)   Certification  Pursant  to 18 U.S.C. Section 1350, As Adopted
             Pursuant to  Section  906  of  The Sarbanes-Oxley  Act  of  2002
     99(b)   Certification  Pursant  to 18 U.S.C. Section 1350, As Adopted
             Pursuant to  Section  906  of  The Sarbanes-Oxley  Act  of  2002

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

      (b)  REPORTS  ON  FORM  8-K
               No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

(a)   Evaluation  of  disclosure  controls and procedures. The Company maintains
      ---------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)   Changes  in  internal  controls.  The  Company  made  no  significant
      --------------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LEXINGTON B & L FINANCIAL  CORP.


Date: November 27, 2002                         By: /s/ E. Steva Vialle
                                                    -------------------
                                                    E. Steva Vialle
                                                    Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                               DATE
----------                         -----                               ----


/s/ Erwin Oetting, Jr.      Chairman of the Board              November 27, 2002
---------------------       and Director
Erwin Oetting, Jr.


/s/ E. Steva Vialle        Chief Executive Officer             November 27, 2002
-------------------        (Principal Executive Officer)
E. Steva Vialle            and Director


/s/ William J. Huhmann     President and Chief                 November 27, 2002
----------------------     Financial Officer (Principal
William J. Huhmann         Financial and Accounting Officer)
                           and Director


/s/ Steve Oliaro           Director                            November 27, 2002
----------------
Steve Oliaro


/s/  Norman  Vialle        Director                            November 27, 2002
-------------------
Norman  Vialle


/s/ Charles R. Wilcoxon    Director                            November 27, 2002
-----------------------
Charles R. Wilcoxon

                                   CERTIFICATION

            I,  E.  Steva  Vialle  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Lexington B&L Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 27,  2002



                                   /s/  E.  Steva  Vialle
                                   ----------------------
                                    E.  Steva  Vialle
                                    Chief  Executive  Officer

                                  CERTIFICATION

            I,  William  J.  Huhmann  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Lexington B&L Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 27, 2002



                                      /s/ William J. Huhmann
                                      ----------------------
                                           William J. Huhmann
                                           President and Chief Financial Officer