Form 10QSB
period 2002-12-31
LEXINGTON B & L FINANCIAL CORP
filed 2003-02-12
CIK 1008598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 2002
                                -------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number             0-28120
                       -------------------

                        Lexington B & L Financial Corp.
                        -------------------------------

               Missouri                                      43-1739555
           -----------------                             ------------------
(State or other jurisdiction of I.R.S.                    (I.R.S. Employer
Employer Incorporation or organization)                  Identification NO.)

205 S. 13th Street, Lexington, Mo                               64067
----------------------------------------                     ------------
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


As of February 3, 2003 there were 725,374 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format

                                         Yes    No  X
                                            ---    ---

                        LEXINGTON B & L FINANCIAL CORP.
                                  FORM 10-QSB
                                December 31, 2002

INDEX                                                                      PAGE

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                       3

         CONSOLIDATED STATEMENTS OF INCOME                                    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                12-18
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - CONTROLS AND PROCEDURES                                             18

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   19

ITEM 2 - CHANGES IN SECURITIES                                               19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     19

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS                   19

ITEM 5 - OTHER INFORMATION                                                   19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                   20

                                      LEXINGTON B & L FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in thousands)


                                                                             December 31,    September 30,
                                                                                 2002            2002
                                                                            --------------  ---------------
ASSETS                                                                        (Unaudited)
Cash and due from banks                                                     $       3,204   $        2,108
Interest-bearing deposits                                                           8,038            6,909
Investment securities
  Available-for-sale, at fair value                                                28,555           31,711
  Held-to-maturity (fair value of $4,750 and $4,979, respectively,)                 4,606            4,814
Federal funds sold                                                                  5,543            2,466
Stock in Federal Home Loan Bank of Des Moines ("FHLB")                              1,017            1,017
Loans held for sale                                                                   481              420
Loans receivable, less allowance for loan losses of $743 at
  December 31, 2002 and $743 at September 30, 2002                                 77,365           75,215
Accrued interest receivable                                                         1,016            1,023
Premises and equipment                                                              3,851            3,512
Cost in excess of net assets acquired                                                 789              789
Other assets                                                                        1,436            1,439
                                                                            --------------  ---------------
                                                              TOTAL ASSETS  $     135,901   $      131,423
                                                                            ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                  $     103,495   $       95,386
  Advances from borrowers for taxes and insurance                                       1              168
  Advances from FHLB                                                               16,629           20,164
  Dividend payable                                                                    109                -
  Other liabilities                                                                   874              926
                                                                            --------------  ---------------
                                                         TOTAL LIABILITIES        121,108          116,644

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued               -                -
  Common stock, $.01 par value; 8,000,000 shares authorized,
    1,265,000 shares issued                                                            13               13
  Additional paid-in-capital                                                       12,368           12,356
  Retained earnings - substantially restricted                                     10,545           10,525
  Accumulated other comprehensive income                                              103              124
  Unearned ESOP shares                                                               (332)            (358)
  Treasury stock at cost (539,636 and 538,048 shares, respectively)                (7,904)          (7,881)
                                                                            --------------  ---------------
                                                TOTAL STOCKHOLDERS' EQUITY         14,793           14,779
                                                                            --------------  ---------------
                                TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $     135,901   $      131,423
                                                                            ==============  ===============

See accompanying notes to consolidated financial statements.

                         LEXINGTON B & L FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                            December 31,
                                                          2002       2001
                                                        ---------  ---------
                                                            (Unaudited)
Interest Income
  Mortgage loans                                        $     973  $   1,135
  Other loans                                                 394        341
  Investment securities and interest-bearing deposits         360        575
  Federal funds sold                                           10         23
                                                        ---------  ---------
                                 TOTAL INTEREST INCOME      1,737      2,074
Interest Expense
  Deposits                                                    759      1,065
  Advances from FHLB                                          207        208
  Notes payable                                                 -          2
                                                        ---------  ---------
                                TOTAL INTEREST EXPENSE        966      1,275
                                                        ---------  ---------
                                   NET INTEREST INCOME        771        799
Provision for loan losses                                      10         10
                                                        ---------  ---------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        761        789
Noninterest Income
  Service charges and other fees                              137         95
  Commission, net                                               9          8
  Gain ( loss) on sale of investments                           1          1
  Other                                                        12         16
                                                        ---------  ---------
                              TOTAL NONINTEREST INCOME        159        120
Noninterest Expense
  Employee compensation and benefits                          357        372
  Occupancy costs                                              73         79
  Advertising                                                   9         10
  Data processing                                              54         45
  Federal insurance premiums                                    4          4
  Professional and consulting fees                             26         18
  Contributions                                                50          -
  Other                                                       107         91
                                                        ---------  ---------
                             TOTAL NONINTEREST EXPENSE        680        619
                                                        ---------  ---------
                            INCOME BEFORE INCOME TAXES        240        290
Income taxes                                                   38         75
                                                        ---------  ---------
                                            NET INCOME  $     202  $     215
                                                        =========  =========

Basic Earnings Per Share                                $    0.29  $    0.30
                                                        =========  =========
Diluted Earnings Per Share                              $    0.29  $    0.30
                                                        =========  =========

     See accompanying notes to consolidated financial statements.

                                          LEXINGTON B & L FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                                 2002      2001
                                                                                               --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                               (unaudited)
Net income                                                                                     $   202   $    215
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                     48         47
  Amortization of premiums and discounts                                                           123         83
  Amortization of deferred loan fees                                                                 6          5
  Provision for salary continuation plan costs                                                      12         11
  Provision for loan losses                                                                         10         10
  Originations of loans held for sale                                                           (3,105)    (1,294)
  Proceeds from sale of loans held for sale                                                      3,045      1,492
  Gain (loss) on available-for-sale securities                                                      (1)        (1)
  ESOP shares released                                                                              38         32
  Amortization of MRDP                                                                               -          8
  Changes to other assets and liabilities increasing (decreasing) cash flows, net                  (36)       (64)
                                                                                               --------  ---------
                                                 NET CASH FLOW PROVIDED BY OPERATING ACTIVIES      342        544
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities/sales of securities available-for-sale                                 5,304      2,940
 Proceeds from maturities/sales of securities held-to-maturity                                     205        609
 Purchase of securities available-for-sale                                                      (2,308)   (18,210)
 Purchase of loans                                                                              (2,042)    (1,818)
 Proceeds from sale of loans                                                                     1,950          -
 Purchase of FHLB stock                                                                              -       (399)
 Net (increase) decrease in federal funds sold                                                  (3,077)    (6,480)
 Loans originated, net of repayments                                                            (2,074)     1,426
 Purchase of premises and equipment                                                               (386)       (23)
                                                                                               --------  ---------
                                          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (2,428)   (21,955)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                             8,109      5,906
 Net increase (decrease) in advances from borrowers for property taxes/insurance                  (167)      (191)
 Proceeds from FHLB advances                                                                         -     10,000
 Repayments of FHLB advances                                                                    (3,535)       (34)
 Payment of dividends                                                                              (73)         -
 Purchase of treasury stock                                                                        (23)       (47)
                                                                                               --------  ---------
                                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    4,311     15,634
                                                                                               --------  ---------
                                                              NET INCREASE (DECREASE) IN CASH    2,225     (5,777)
Cash and due from banks, beginning of year                                                       9,017     13,251
                                                                                               --------  ---------
                                                         CASH AND DUE FROM BANKS, END OF YEAR  $11,242   $  7,474
                                                                                               ========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest                                                                       $   989   $  1,333
                                                                                               ========  =========
  Cash paid for income taxes                                                                   $     -   $     10
                                                                                               ========  =========

Note: Certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

See accompanying notes to consolidated financial statements.

                                                  LEXINGTON B& L FINANCIAL CORP
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                                     (Dollars in thousands)

                                                               Accumulated
                                    Additional                    Other        Unearned    Unearned                    Total
                           Common     Paid-in     Retained    Comprehensive      ESOP        MRDP      Treasury    Stockholders'
                            Stock     Capital     Earnings       Income         Shares      Shares      Stock         Equity
                           -------  -----------  ----------  ---------------  ----------  ----------  ----------  ---------------
Balance at September 30,
  2001                     $    13  $    12,316  $   9,865   $           90   $    (460)  $     (21)  $  (7,247)  $       14,556

Net income                       -            -        888                -           -           -           -              888
Other Comprehensive
  income
  (loss), net of tax $19         -            -          -               34           -           -           -               34
Repurchase of common
  stock                          -            -          -                -           -           -        (634)            (634)
Release of ESOP shares           -           40          -                -         102           -           -              142
Release of MRDP shares           -            -          -                -           -          21           -               21
Dividends paid ($.30 per
  share)                         -            -       (228)               -           -           -           -             (228)
                           -------  -----------  ----------  ---------------  ----------  ----------  ----------  ---------------

Balance at September 30,
  2001                     $    13  $    12,356  $  10,525   $          124   $    (358)  $       -   $  (7,881)  $       14,779

        (Unaudited)
Net income                       -            -        202                -           -           -           -              202
Other Comprehensive
  income
  (loss), net of tax
  benefit $11                    -            -          -              (21)          -           -           -              (21)
Repurchase of common
  stock                          -            -          -                -           -           -         (23)             (23)
Release of ESOP shares           -           12          -                -          26           -           -               38
Dividends paid ($.25 per
  share)                         -            -       (182)               -           -           -           -             (182)
                           -------  -----------  ----------  ---------------  ----------  ----------  ----------  ---------------

Balance at December 31,
  2002                     $    13  $    12,368  $  10,545   $          103   $    (332)  $       -   $  (7,904)  $       14,793
                           =======  ===========  ==========  ===============  ==========  ==========  ==========  ===============

Comprehensive Income                                               Three Months Ended
                                                                       December 31,
                                                                       2002    2001
                                                                      ------  ------
Net income                                                            $ 202   $ 215
                                                                      ------  ------
Change in unrealized gains (losses) on securities available-for-sale    (32)   (221)
Tax expense related to items of other comprehensive income               11      83
                                                                      ------  ------
Comprehensive Income (Loss), net of tax                                 (21)   (138)
                                                                      ------  ------
Comprehensive income                                                  $ 181   $  77
                                                                      ======  ======

See accompanying notes to consolidated financial statements.

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--Basis of Presentation
-----------------------------

The consolidated interim financial statements as of December 31, 2002 and for the period then ended include the accounts of Lexington B & L Financial Corp., and its wholly-owned subsidiaries, B &L Bank and B & L Mortgage, Inc. This report has been prepared by Lexington B & L Financial Corp. ("Registrant" or "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2002, interim financial statements. The results of operations for the period ended December 31, 2002, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of December 31, 2002, should be read in conjunction with the Registrant's audited consolidated financial statements as of September 30, 2002 and for the year then ended included in the Registrant's 2002 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2002 Annual Report to Shareholders to which reference is made.

NOTE  B--Investment  Securities
-------------------------------

Investment securities consist of the following at December 31, 2002 and September 30, 2002 (in thousands):

                                                                                                 Total
                                       ---------  ----------------Book Value------------- Investment Securities

                                       One Year   After One To   Over Five To     After      Book    Market
                                        or Less    Five Years      Ten Years    Ten Years    Value    Value
                                       ---------  -------------  -------------  ----------  -------  -------
December 31, 2002
-----------------
Available-for-sale
  U.S Government and federal agencies  $   9,429  $      11,392  $       6,659  $      918  $28,398  $28,555
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies        300            500              -           -      800      840
  State and municipal obligations            507            648          1,268       1,383    3,806    3,910
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                   807          1,148          1,268       1,383    4,606    4,750
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $  10,236  $      12,540  $       7,927  $    2,301  $33,004  $33,305
                                       =========  =============  =============  ==========  =======  =======
September 30, 2002
------------------
Available-for-sale
  U.S Government and federal agencies  $   9,060  $      14,617  $       6,200  $    1,638  $31,515  $31,711
                                       ---------  -------------  -------------  ----------  -------  -------
Held-to-maturity
  U.S Government and federal agencies        400            500              -           -      900      944
  State and municipal obligations            612            648          1,269       1,385    3,914    4,035
                                       ---------  -------------  -------------  ----------  -------  -------
    Total held-to-maturity                 1,012          1,148          1,269       1,385    4,814    4,979
                                       ---------  -------------  -------------  ----------  -------  -------
    Total investment securities        $  10,072  $      15,765  $       7,469  $    3,023  $36,329  $36,690
                                       =========  =============  =============  ==========  =======  =======

The following schedule set forth the composition of the Company's mortgage-backed securities portfolio at carrying value at the dates indicated (in thousands)

             December 31,   September 30,             December 31,   September 30,
                 2002            2002                     2002            2002
             -------------  --------------            -------------  --------------
GNMA         $       4,746  $        5,746
Fannie Mae           6,795           7,942     Fixed  $       6,140  $        7,450
Freddie Mac          8,208           9,611  Variable         13,609          15,849
             -------------  --------------            -------------  --------------
   Total     $      19,749  $       23,299            $      19,749  $       23,299
             =============  ==============            =============  ==============

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  C-Loans

The following table summarizes the composition of the loan portfolio as of the December 31, 2002 and September 30, 2002
(in  thousands):

                                 December 31,    September 30,
                                     2002            2002
                                --------------  ---------------
Mortgage                        $      55,378   $       53,609
Commercial                              9,076            8,921
Agriculture                             5,339            5,237
Consumer                                8,190            8,070
                                --------------  ---------------
                                       77,983           75,837
Add deferred loan fees                    125              121
                                --------------  ---------------
           Total loans                 78,108           75,958
Less allowance for loan losses           (743)            (743)
                                --------------  ---------------
           Net loans            $      77,365   $       75,215
                                ==============  ===============

The following table sets forth at December 31, 2002 and September 30, 2002 certain information regarding the dollar amount of loans maturing in the Company's portfolio based on contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands):

                                 December 31,   September 30,
                                     2002            2002
                                 -------------  --------------
Within one year                  $      13,465  $       11,866
After one year through 3 years          11,024          11,392
After 3 years though 5 years            14,019          12,910
After 5 years through 10 years           8,442           8,919
After 10 years through 15 years         11,091          10,775
After 15 years                          19,942          19,975
                                 -------------  --------------
                                 $      77,983  $       75,837
                                 =============  ==============

The following table sets forth the dollar amount of loans at December 31, 2002 and September 30, 2002, which have fixed interest rates and having floating or adjustable interest rates (in thousands):

          December 31,   September 30,
              2002            2002
          -------------  --------------
Fixed     $      35,891  $       33,683
Variable         42,092          42,154
          -------------  --------------
          $      77,983  $       75,837
          =============  ==============

                        LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  D-Allowance  for  Loans  Losses

The following table is a summary of the activity in the allowance for loan losses (in thousands):

                                Three Months Ended
                                    December 31,
                                    2002    2001
                                   ------  ------
Balance, beginning of period       $ 743   $ 720
  Provision for loan losses           10      10
  Recoveries on loans charged-off      1       -
  Charge-offs                        (11)     (7)
                                   ------  ------

Balance, end of period             $ 743   $ 723
                                   ======  ======

At December 31, 2002, non-performing assets were $898,000, which was 1.16% of net loans and .66% of total assets, compared to $445,000 or .59% of net loans and .34% of total assets at September 30, 2002. Non-performing assets at December 31, 2002, consisted of $845,000 in loans not accruing interest and $53,000 in loans past due 90 days or more and still accruing interest.

NOTE  E--Deposits

The following table summarizes the composition of deposits as of December 31, 2002 and September 30, 2002 (in thousands):

                          December 31,   September 30,
                             2002            2002
                         -------------  --------------
Noninterest-bearing      $      18,598  $        9,832
NOW                              9,488           9,511
Money Market                     7,269           8,051
Savings                         10,600          10,220
Certificates of deposit         57,540          57,772
                         -------------  --------------
   Total deposits        $     103,495  $       95,386
                         =============  ==============

Contractual maturities of certificates of deposit at December 31, 2002 and September 30, 2002 are as follows (in thousands):

                                 December 31,   September 30,
                                    2002            2002
                                -------------  --------------
Within one year                 $      44,075  $       42,615
After one through two years             7,815           9,593
After two through three years           2,574           3,034
After three through four years          1,164             928
After four through five years           1,410           1,309
After five years                          502             293
                                -------------  --------------
                                $      57,540  $       57,772
                                =============  ==============

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  F  -  Advances  from  FHLB  of  Des  Moines
-------------------------------------------------

The following advance activity with the FHLB of Des Moines has occurred since September 30, 2002 (in thousands):

                                Amount
                               --------
Balance at September 30, 2002  $20,164
Repayments                      (3,535)
                               --------
Balance at December 31, 2002   $16,629
                               ========

Scheduled maturities of FHLB advances are as follows (in thousands):

                            December 31,   September 30,
Year ending September 30,      2002            2002
-------------------------  -------------  --------------
           2003            $       2,110  $        5,645
           2004                    2,653           2,653
           2005                    2,161           2,161
           2006                    2,170           2,170
           2007                      180             180
        Thereafter                 7,355           7,355
                           -------------  --------------
                           $      16,629  $       20,164
                           =============  ==============

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

                                            Three Months Ended
                                                December 31,
                                                2002   2001
                                                -----  -----
  Basic earnings per share:
    Income available to common stockholders     $ 202  $ 215
                                                =====  =====
  Weighted average shares
    Average common shares outstanding             691    708
    Options and MRDP plans                          -     10
                                                -----  -----
        Weighted average diluted common shares  $ 691  $ 718
                                                =====  =====

    Basic earnings per share                     0.29   0.30
                                                =====  =====

    Dilutive earnings per share                 $0.29  $0.30
                                                =====  =====

                         LEXINGTON B & L FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  H--Stock  Options
-----------------------

Under the Company's stock option plan, options to acquire 126,500 shares of the Company's common stock may be granted to certain officers, directors and employees of the Company or B&L Bank. The options will enable the recipient to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. On June 11, 1997, the Company granted options for 101,200 shares for $15.125 per share. The options will vest over the five years following the date of grant and are exercisable for up to ten years. No options have been exercised as of December 31, 2002.

NOTE  I--Management  Recognition  and  Development  Plan
--------------------------------------------------------

The Board of Directors adopted (November 27, 1996) and the shareholders subsequently approved (January 27, 1997) a management recognition and development plan ("MRDP"). Under the MRDP, 50,600 shares of common stock were awarded to certain directors, officers and employees of the Company and B&L Bank. The award will not require any payment by the recipients and will vest over five years beginning one year after the date of the award (June 11, 1997). As of June 11, 2002, all of the 50,600 shares awarded are vested. The Company recognized $7,738 as MRDP compensation expense for the three-month period ended December 31, 2001.

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

The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt and related interest expense of the ESOP are eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair value of the shares committed to be released. Dividends on allocated shares will be charged to stockholders' equity.
Dividends on unallocated shares are recorded as a reduction of the ESOP loan. ESOP expense was $38,340 for the three months ended December 31, 2002, compared to $31,924 for the three month period ended December 31, 2001.

A summary of ESOP shares at December 31, 2002 is as follows:

Shares Allocated                   65,420
Shares released for allocation      2,556
Unreleased shares                  33,224
                                 --------
          Total                   101,200
                                 --------

Fair value of unreleased shares  $508,327
                                 ========

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The discussion and analysis included herein covers material changes in results of operations during the three month periods ended December 31, 2002 and 2001 as well as those material changes in liquidity and capital resources that have occurred since September 30, 2002.

     The following should be read in conjunction with the Company's 2002 Annual Report to Shareholders, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Therefore, only material changes in financial condition and results of operation are discussed herein.

                                                    Three Months Ended
                                                        December 31,
                                                    2002            2001
                                               --------------  ---------------
PER SHARE DATA
 Basic earnings per share                      $        0.29   $         0.30
 Diluted earnings per share                    $        0.29   $         0.30
 Cash dividends                                $        0.25   $         0.15
SELECTED RATIOS
 Return on average assets                               0.62%            0.63%
 Return on stockholders' equity                         5.41%            5.84%
 Efficiency ratio                                      73.12%           67.36%


                                               --------------At---------------
                                                December 31,    September 30,
                                                    2002             2002
                                               --------------  ---------------
Book value (tangible)                          $       19.31   $        19.24
Market price (closing price at end of period   $       15.30   $        14.38
Selected Ratios:
 Net loans to deposits                                 74.75%           78.85%
 Allowance for loan losses to loans                     0.95%            0.98%
 Equity to total assets                                10.89%           11.25%

SUMMARY

Consolidated net income for the three month period ended December 31, 2002 was $202,000, or $.29 per share diluted, compared to $215,000, or $.30 cents per share diluted, for the same period last year. The decrease in net income can be attributed to lower net interest earnings and higher non-interest expenses, offset by an increase in non-interest income.

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

                                        Three Months Ended
                                        ------------------
                                     December 31, 2002 vs 2001
                                     -------------------------
                                           Change Due To
                                           -------------
                                   Average    Average
                                    Volume      Rate      Total
                                   ---------  ---------  -------
Interest income:
 Loans                             $     95   $   (204)  $ (109)
 Investment securities & interest
  bearing deposits                      (83)      (132)  $ (215)
 Federal funds sold                      (7)        (6)     (13)
                                   ---------  ---------  -------
       Total interest income              5       (342)    (337)
Interest expense:
 Deposits                               (66)      (240)    (306)
 Advances from FHLB                      (8)         7       (1)
 Notes payable                           (2)         -       (2)
                                   ---------  ---------  -------
       Total interest expense           (76)      (233)    (309)
                                   ---------  ---------  -------
Net interest income                $     81   $   (109)  $  (28)
                                   =========  =========  =======

                                 LEXINGTON B & L FINANCIAL CORP.
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                           (continued)

Net interest income for the three-month period ended December 31, 2002 decreased $28,000, from the comparable period last year. The following table provides summaries of average assets and liabilities and the corresponding average rates earned / paid  (in thousands):

                                            Three Months Ended           Three Months Ended
                                             December 31, 2002            December 31, 2001
                                       ----------------------------  ----------------------------
                                                 Interest                      Interest
                                       Average    Income/   Yield/   Average    Income/   Yield/
                                       Balance    Expense    Rate    Balance    Expense    Rate
                                       --------  ---------  -------  --------  ---------  -------
Interest Earning Assets
 Loans                                 $ 76,856  $   1,367    7.06%  $ 71,997  $   1,476    8.13%
 Investment securities & interest
  bearing deposits                       41,382        360    3.45%    49,328        575    4.62%
 Federal funds sold                       2,902         10    1.37%     4,420         23    2.06%
                                       --------  ---------           --------  ---------
  Total Earning Assets/Average Yield    121,140      1,737    5.69%   125,745      2,074    6.54%
Interest Bearing Liabilities
 Deposits                                84,863        759    3.55%    90,767      1,065    4.66%
 Advances from FHLB                      17,254        207    4.76%    17,960        208    4.59%
 Notes payable                                -          -    0.00%        83          2    9.56%
                                       --------  ---------           --------  ---------
  Total Interest Bearing Liabilities/
    Average Yield                       102,117        966    3.75%   108,810      1,275    4.65%
                                                 ---------                     ---------
Net Interest Income                              $     771                     $     799
                                                 =========                     =========
Net interest Spread                                           1.94%                         1.89%
Net Interest Margin                                           2.53%                         2.52%

Net interest income of $771,000 for the three months ended December 31, 2002, decreased $28,000 from the $799,000 for the comparable period a year ago. The decrease can primarily be attributed to changes in the mix of earning assets and interest-bearing liabilities, which resulted in a beneficial volume increase of $67,000 to net interest earnings, despite a reduction in the volume of earning assets. The net interest margin widened during the period, but had a negative $95,000 effect on net interest earnings because of changes in the mix of assets and liabilities. The volume of average earning assets for the three months ended December 31, 2002, decreased $4,605,000 from the comparable period last year. The interest margin increased 1 basis points over the comparable period a year ago.

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RISK ELEMENTS OF LOAN PORTFOLIO

     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. The following table presents non-performing assets for the periods indicated, (in thousands):

                                                            December 31,   September 30,
                                                                2002            2002
                                                            -------------  --------------
Non-accrual loans
 Residential real estate                                    $         459  $          119
 Commercial real estate                                                 -               -
 Commercial loans                                                     124              76
 Agriculture loans                                                      -               -
 Consumer loans                                                       262             170
                                                            -------------  --------------
    Total loans on non-accrual status                                 845             365

Loans past due 90 days or more and still accruing interest
 Commercial real estate                                                53               -
 Commercial loans                                                       -              36
 Consumer loans                                                         -              44
                                                            -------------  --------------
   Total loans over 90 days past due and still accruing                53              80
Foreclosed real estate and other repossessed assets                     -               -
                                                            -------------  --------------

                Total non-performing assets                 $         898  $          445
                                                            =============  ==============

Non-performing assets at December 31, 2002 were .66% of total assets, compared to .34% of total assets at September 30, 2002.

Classified assets at December 31, 2002 were 2.38% of gross loans and 1.37% of total assets, compared to .83% of gross loans and .48% of total assets at September 30, 2002. The following table sets forth the Company's classified assets for the periods indicated, (in thousands):

                          December 31,   September 30,
                             2002            2002
                         -------------  --------------
Watch / special mention  $       1,730  $          352
Substandard                         64             171
Doubtful                            64             110
                         -------------  --------------
                         $       1,858  $          633
                         =============  ==============

The increase in classifications of can be attributed to management's evaluations of current economic conditions and its effects on the existing loan portfolio.

                        LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

PROVISION FOR LOAN LOSSES/ALLOWANCE FOR LOAN LOSSES

     The Company performs periodic and systematic detailed reviews of its loan portfolio to identify inherent risks and collectibility of the loan portfolio, and to assess the overall adequacy of the allowance for loan losses. The allowance for loan losses on certain homogeneous loan portfolios, which generally consist of residential mortgages and consumer loans, is based on segment evaluations generally by loan type. Anticipated losses for these segments considers a variety of factors including, but not limited to, projected defaults or foreclosures/repossessions based on portfolio trends, and
delinquencies.   The remaining loan portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical experience, current economic conditions and performance trends within specific portfolio segments, and other pertinent information (including individual valuations on non-performing loans in accordance with Statement of Financial Accounting Standards No. 114), result in the estimation of specific allowances for loan losses. Portions of the allowance for loan losses are assigned to cover the estimated probable credit losses in each loan category based on the results of the detail review process described above. The remaining or unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and economic conditions. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimation of incurred loans losses.

     The provision for loan losses for the three-month periods ended December 31, 2002 and 2001, was $10,000. Loan charge-offs totaled $11,000 and $7,000, respectively, for three-month periods ended December 31, 2002 and 2001. The allowance for loan losses at December 31, 2002 was $743,000 or .95% of outstanding loans compared to $743,000 or .98% at September 30, 2002. The provision for loan losses was determined pursuant to the methodologies management uses in determining the adequacy of the allowance for loan losses.

NON-INTEREST INCOME

     Non-interest income for the three-month period ended December 31, 2002 was $159,000, an increase of $39,000 compared to the $120,000 for the three-month period ended December 31, 2001. The increase in non-interest income can be attributed to a $24,000 increase in mortgage loan fee income generated through higher new loan volume from B & L Mortgage, and from increased service charge fee income.

NON-INTEREST EXPENSE
     Non-interest expense for the three-month period ended December 31, 2002, increased $61,000 to $680,000 compared to $619,000 over the comparable period a year ago. The increase can be attributed to a $50,000 contribution to a local community project for the development of a senior and child-care center. The contribution was accompanied by a 70% tax credit to offset state income taxes. A decrease in salary and benefit expense of $15,000 can be primarily attributed to the absence of the amortization of restrictive stock awards amounting to $8,000, which were included in last year's expense.

     The operating expense efficiency ratio, which is non-interest expense less amortization of goodwill divided by net revenue, for the three months ended December 31, 2002 was 73.12% compared to 67.36% for the three-month period ended December 31, 2001. The increase in the efficiency ratio is the result of the $50,000 contribution in the current three-month period.

INCOME TAXES
------------
    The effective income tax rates for the three-month period ended December 31, 2002, was 15.8% compared to 25.8% for the same period a year ago. The reduced provision for income taxes for the three-month period ended December 31, 2002, can be attributed the tax credit received to offset state income taxes on the $50,000 contribution. The effective tax rate for the current quarter before deducting the tax credit was 30.3%.

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

    At December 31, 2002, total stockholders' equity of $14,793,000 represented 10.8% of total assets compared to $14,779,000 or 11.2% of total assets at September 30, 2002. These levels of primary capital exceed regulatory requirements and the Company's peer group average.

    The Office of Thrift Supervision currently requires a thrift institution to maintain liquid assets (cash and eligible investments) sufficient to meet expected and projected deposit fluctuations, loan demand and debt service requirements. B & L Bank consistently maintains excess liquidity level as determined by the "Liquidity Risk Ratio". This ratio considers upcoming liquidity needs and the sources of available liquid assets over the next twelve months. Projected liquidity needs over the next twelve months at December 31, 2002 were $15 million, which includes maturing certificates of deposits and
repayment of FHLB advances.   Liquid assets with a fair value of $53 million at
December 31, 2002, which include the borrowing capacity of the Company's subsidiary B & L Bank through secured advances from the FHLB, are available to cover projected liquidity requirements. At December 31, 2002, the Liquidity Risk Ratio reflects liquid assets to exceed upcoming liquidity needs over the next twelve months by $6 million or 10.5% compared to 18.8% at September 30, 2002.

                         LEXINGTON B & L FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES  CON'T
--------------------------------------

   The Office of Thrift Supervision requires institutions such as B & L Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital general consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes B & L Bank's capital ratios and the ratios required by regulation at December 31, 2002.

                                                             Minimum
                                            B & L Bank      Required
                                            Ratios at        Capital
                                        December 31, 2002    Ratios
                                        ------------------  ---------
Risk-based capital                                  16.11%       8.0%
Tier 1 capital to risk-weighted assets              15.82%       4.0%
Tangible capital                                     9.22%       1.5%

ITEM 3.  CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures.  The Company
             -------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b)     Changes in internal controls.  The Company made no significant
             -----------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

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


                                           Lexington B & L Financial Corp.


Date:  February 6, 2003                    By:  /s/ E. Steva Vialle
     ------------------                       ---------------------
                                           Chief  Executive  Officer
                                           and  Director  (Principal  Executive
                                           Officer)



Date: February 6, 2003                     By: /s/ William J. Huhmann
     ------------------                       -----------------------
                                           President  and  Chief
                                           Financial  Officer, and
                                           Director  (Principal
                                           Financial  and  Accounting  Officer)

                                  CERTIFICATION

I, E. Steva Vialle, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Lexington B&L Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 6, 2003
                                        /s/ E. Steva Vialle
                                        -----------------------------
                                        Chief Executive Officer

                                  CERTIFICATION

I, William J. Huhmann, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Lexington B&L Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 6, 2003
                                        /s/ William J. Huhmann
                                        -----------------------------
                                        President  and  Chief
                                        Financial  Officer